Form 10QSB
period 1996-03-31
MUSTANG SOFTWARE INC
filed 1996-05-15
CIK 940986

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
				     Washington, D.C.  20549

                               -------------------
                                  FORM 10-QSB



  [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the period ended March 31, 1996.

  [ ]		Transition report pursuant to Section 13 or 15(d)
            of the Securities Exchange Act of 1934
		Commission File Number: 0-25678


                             MUSTANG SOFTWARE, INC.
            (Exact name of registrant as specified in its charter)

                                  California
                           (State of incorporation)

                                  77-0204718
                   (I.R.S.  employer identification number)

                               6200 Lake Ming Road
                          Bakersfield, California 93306
                   (Address of principal executive offices)

                                (805) 873-2500
              (Registrant's telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
      Yes   [X]        No   [ ]

      As of May 5, 1996, there were 3,358,200 shares of the Registrant's Common Stock outstanding.

==============================================================================

                           MUSTANG SOFTWARE, INC.

                               FORM 10-QSB

                                 INDEX



PART I.   Financial Information:                                      Page

      Balance Sheets as of March 31, 1996 and December 31, 1995         3

      Statements of Operations for the three ended
        March 31, 1996 and 1995                                         4

      Statements of Cash Flows for the three months ended
        March 31, 1996 and 1995                                         5

      Notes to Financial Statements                                     6

      Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                       7

PART II.   Other Information:

      Exhibits and Reports on Form 8-K                                  8

      Signatures                                                        9

=============================================================================

                                 MUSTANG SOFTWARE, INC.
                                    BALANCE SHEETS
                                        ASSETS

                                           March 31, 1996   December 31  1995
						  (Unaudited)

CURRENT ASSETS:
    Cash and cash equivalents                   $ 5,037,683      $ 5,615,404
    Accounts receivable, net of allowance
      for doubtful accounts of $425,000
      and $825,000 at December 31, 1995
      and March 31, 1996, respectively              464,251          352,174
    Income taxes receivable                         404,340          404,340
    Inventories                                     324,964          230,486
    Other                                             4,679           28,945

- - ----------------------------------------------------------------------------
        Total current assets                      6,235,917        6,631,349
- - ----------------------------------------------------------------------------
PROPERTY AND EQUIPMENT:
    Property and equipment                         1,303,424       1,270,765
    Accumulated depreciation                        (318,653)       (278,603)
- - ----------------------------------------------------------------------------
        Net property and equipment                   984,771         992,162
- - ----------------------------------------------------------------------------

OTHER ASSETS:
    Capitalized software development costs, net       18,232          22,483
    Other                                             28,616          30,882
- - ----------------------------------------------------------------------------
        Total other assets                            46,848          53,365
- - ----------------------------------------------------------------------------
Total Assets 		                                   $7,267,536      $7,676,876
= ============================================================================


                          LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                $956,823        $750,124
    Accrued payroll and liabilities                  156,310         145,077
    Accrued warranty and support                      45,000          45,000
    Deferred revenue                                 123,100          88,500
- - ----------------------------------------------------------------------------
        Total current liabilities                  1,281,233       1,028,701
- - ----------------------------------------------------------------------------

CAPITAL LEASE OBLIGATION, net of current portion     385,557         399,060
- - ----------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
    Preferred stock, no par value:
      Authorized-10,000,000 shares
      None issued or outstanding		                       -		            --
    Common stock, no par value:
      Authorized--30,000,000 shares
      Issued and outstanding--
      3,356,000 and 3,358,200 shares at
      December 31,1995 and
      March 31, 1996, respectively                 6,601,633       6,598,632
    Retained earnings                             (1,000,887)       (349,517)
- - ----------------------------------------------------------------------------
        Total shareholders' equity                 5,600,746       6,249,115
- - ----------------------------------------------------------------------------
Total Liabilities & Shareholders Equity           $7,267,536      $7,676,876
= ============================================================================


The accompanying notes are an integral part of these financial statements.
==============================================================================

                                 MUSTANG SOFTWARE, INC.
                                STATEMENTS OF OPERATIONS

                                                  Three Months Ended March 31,

                                                      1996            1995

REVENUE                                           $1,203,354      $1,050,768

COSTS OF REVENUE                                     217,736         190,630
- - ----------------------------------------------------------------------------
        Gross profit                                 985,618         860,138
- - ----------------------------------------------------------------------------

OPERATING EXPENSES:

    Research and development                         202,069         133,615
    Selling and marketing                            896,004         261,878
    General and administrative                       613,482         438,652
- - ----------------------------------------------------------------------------
        Total operating expenses                   1,711,555         834,145
- - ----------------------------------------------------------------------------
Income(loss)from operations                         (725,937)         25,993
- - ----------------------------------------------------------------------------

OTHER INCOME (EXPENSE):
    Interest expense                                 (11,254)        (10,755)
    Interest income                                   85,821           1,468
- - ----------------------------------------------------------------------------
        Total other(income)exp.                       74,567          (9,287)
- - ----------------------------------------------------------------------------
Income (loss) before
  provision for income taxes                        (651,370)         16,706
- - ----------------------------------------------------------------------------
PROVISION (BENEFIT)
  FOR INCOME TAXES                                       --            5,000
- - ----------------------------------------------------------------------------
NET INCOME (LOSS)                                 $ (651,370)     $   11,706
= ============================================================================
NET INCOME (LOSS)
  PER COMMON SHARE                                $    (.19)      $     .01
= ============================================================================
WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING                            3,358,200       2,131,000


The accompanying notes are an integral part of these financial statements.

==============================================================================

                                 MUSTANG SOFTWARE, INC.

                                STATEMENTS OF CASH FLOWS

                                                  Three Months Ended March 31,

                                                      1996             1995

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income(loss)                              $ (651,370)     $   11,706
      Adjustments to reconcile net income
        to net cash provided by operating
        activities:
        Depreciation and amortization                 46,902          36,200
        Net changes in assets and liabilities         69,909        (107,035)
- - ----------------------------------------------------------------------------
    Net cash provided (used)
      by operating activities                       (534,559)        (59,129)
- - ----------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITES:
    Purchase of property and equipment               (32,659)        (47,073)
- - ----------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from issuance of stock                3,000             --
    Payments on capital lease obligation             (13,503)        (13,000)
- - ----------------------------------------------------------------------------
    Net Cash provided (used) by
      financing activities                           (10,503)        (13,000)
- - ----------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH                     (577,721)       (119,202)

CASH BALANCE, beginning of period                  5,615,404         209,799
- - ----------------------------------------------------------------------------
CASH BALANCE, end of period                       $5,037,683      $   90,597
= ============================================================================

SUPPLEMENTAL DISCLOSURES:
        Interest paid                                 11,254          10,755
        Taxes paid                                         0               0


The accompanying notes are an integral part of these financial statements.
==============================================================================

                                 MUSTANG SOFTWARE, INC.

	                        NOTES TO FINANCIAL STATEMENTS

Note 1. Accounting Policies

The accompanying unaudited Condensed Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have either been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations and cash flows for the periods presented are not necessarily indicative of the results that may be expected for the full fiscal year. For further information, refer to the financial statements and notes thereto for the year ended December 31, 1995, included in the 1995 Form 10KSB.

The condensed Balance Sheet at December 31, 1995 has been taken from the audited financial statements at that date and condensed.
=============================================================================

                                   MUSTANG SOFTWARE, INC.

                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to the comments that follow, further information can be obtained by referring to the management's discussion and analysis of financial condition and results of operations section included in the Form 10KSB, filed for the year ended December 31, 1995.

Results of Operations:

Three Months Ended March 31, 1996 and 1995

Revenues for the three months ended March 31, 1996 were $1,203,354 an increase of $152,586 or 14.5% over revenues for the same period in 1995. As a percentage of revenues by product category for the first quarter 1996 vs. 1995 showed the QmodemPro line at 1% and 30%, the Wildcat! line at 96% and 63%, and other products at 3% and 7%, respectively. The increase in Wildcat! revenues was directly related to the release of Wildcat! version 5 in March 1996.

Gross profit for the quarter increased from $860,138 in 1995 to $985,618 in 1996, and increased as a percentage of revenues from 81.8% in 1995 to 81.9% in 1996. Gross profit percentage has averaged between 80-84% over the last three calendar years.

Research and development expenses increased $68,454 in the first quarter of 1996 from 1995, and increased as a percentage of revenues from 12.7% in 1995 to 16.8% in 1996. Research and development is concentrated in Windows NT and Windows 95 and directly targets the expanded use of international networks, including the Internet. The Company expects that the release of Windows 95 by Microsoft will generate demand for products capable of making use of its new features, and has devoted a substantial portion of its research and
development expenditures to such products.   The headcount in this department
increased from 11 to 14 in 1995 to 1996, respectively.

Selling and marketing expenses for the quarter were $896,004, an increase of $634,126 over the same quarter the previous year, and they increased as a percentage of revenues from 24.9% in 1995 to 74.4% in 1996. The items primarily attributing to the increase were advertising and promotional costs of existing products and the launch of Wildcat! version 5 in March 1996. The increase in headcount from 3 in 1995 to 17 in 1996, also contributed to the increase.

General and administrative expenses increased for the quarter over the previous year, from $438,652 in 1995 to $613,482 in 1996, and increased as a percentage of revenues, from 41.7% in 1995 to 50.9% in 1996. The items primarily accounting for the increase were, insurance, investor relations, and legal and accounting expenses. These increases were directly related to the Company going public in April 1995. The General and administrative headcount increased 27% from the prior year.

==============================================================================

Liquidity and Capital Resources

Cash and cash equivalents balance at March 31, 1996 were approximately $5,038,000, an decrease of approximately $578,000 from December 31, 1995. Accounts receivable increased approximately $113,000 in 1996. Accounts receivable average days to collect for the quarter ended March 31, 1995 and 1996 were 53 and 68 days, respectively. Average days to collect in 1995 was 50 days. Management's goal is to maintain receivable collection days at or below 50 for 1996. Inventory levels have increased $94,500 in 1996 from December 31, 1995. The increase is due to the introduction of the two new product lines QmodemPro for Windows 95 in August 1995 and Wildcat! for Windows95/NT in March 1996.

Longer term cash requirements, other than normal operating expenses, are anticipated for development of new software products and enhancements of existing products, launching new products and enhancements, financing anticipated growth and the possible acquisition of businesses, software products or technologies complementary to the Company's business. The Company believes that its existing cash, cash equivalents, marketable securities, cash generated from operations and available line of credit, will be sufficient to meet the Company's working capital and capital expenditure requirements for at least the next 12 months.



Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K

      No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1996.

      There are no exhibits to this report.

===============================================================================

	SIGNATURES

	In accordance with the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

	Signature			Title						Date


        James A. Harrer       President and Chief Executive
                              Officer (Principal Executive
                              Officer) and a Director            May 14, 1996

        Donald M. Leonard     Vice President Finance and Chief
                              Financial Officer (Principal
                              Financial and Accounting Officer)  May 14, 1996