Form 10-Q
period 1996-06-30
MUSTANG SOFTWARE INC
filed 1996-08-14
CIK 940986

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


Form 10-QSB


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the period ended June 30, 1996
        OR
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 Commission File Number: 0-25678


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

                        Yes       [ X ]        No    [ ]

        As of August 14, 1996, there were 3,362,940 shares of the Registrant's Common Stock outstanding.





===============================================================================

                          MUSTANG SOFTWARE, INC.
                              FORM 10-QSB

                                INDEX



                                                                           Page

PART I.   Financial Information:

  Balance Sheets as of June 30, 1996 and December 31, 1995                 3

  Statements of Operations for the three and six months ended
  June 30, 1996 and 1995                                                   4

  Statements of Cash Flows for the six months ended
  June 30, 1996 and 1995                                                   5

  Notes to Financial Statements                                            6

  Management's Discussion and Analysis of Financial Condition
  and Results of Operations                                                7

PART II.   Other Information:

  Annual meeting of Shareholders                                           9

  Statement of Operations for the twelve months ended June 30, 1996       10

  Exhibits and Reports on Form 8-K                                        11

  Signatures                                                              12

===============================================================================

                          MUSTANG SOFTWARE, INC.
                             BALANCE SHEETS

                                ASSETS
                                              June 30,    December 31,
                                                  1996            1995

                                           (Unaudited)
CURRENT ASSETS:


   Cash and cash equivalents               $ 4,551,931    $ 5,615,404

   Accounts receivable, net of allowance
   for doubtful accounts of $425,000 and
   $725,000 at December 31, 1995 and
   June 30, 1996, respectively                 132,029        352,174
   Income taxes receivable                     404,340        404,340
   Inventories                                 217,956        230,486
   Other                                        79,425         28,945
- - ----------------------------------------------------------------------
Total current assets                         5,385,681      6,631,349
- - ----------------------------------------------------------------------

PROPERTY AND EQUIPMENT:
   Property and equipment                    1,322,224      1,270,765
   Accumulated depreciation                   (363,042)      (278,603)
- - ----------------------------------------------------------------------
   Net property and equipment                  959,182        992,162
- - ----------------------------------------------------------------------

OTHER ASSETS:
   Capitalized software development
         costs, net                            13,981          22,483
   Other                                       21,980          30,882
- - ----------------------------------------------------------------------
Total other assets                             35,961          53,365
= ======================================================================
Total Assets                               $6,380,824      $7,676,876
= ======================================================================


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:


   Accounts payable                          $660,229        $750,124
   Accrued payroll and liabilities            219,574         145,077
   Accrued warranty and support                45,000          45,000
   Deferred revenue                           130,000          88,500
- - ----------------------------------------------------------------------
Total current liabilities                   1,054,803       1,028,701
- - ----------------------------------------------------------------------

CAPITAL LEASE OBLIGATION, net of
        current portion                       371,719         399,060

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
   Preferred stock, no par value:
      Authorized 10,000,000 shares
         None issued or outstanding                --              --
   Common stock, no par value:
      Authorized--30,000,000 shares
         Issued and outstanding--3,356,000
         and 3,362,940 shares at
         December 31,1995 and
         June 30, 1996, respectively        6,603,383       6,598,632
   Retained earnings                       (1,649,081)       (349,517)
- - ----------------------------------------------------------------------
       Total shareholders' equity           4,954,302       6,249,115
- - ----------------------------------------------------------------------
Total Liabilities & Shareholders Equity    $6,380,824      $7,676,876
= ======================================================================

The accompanying notes are an integral part of these financial statements.

===============================================================================

                          MUSTANG SOFTWARE, INC.
                         STATEMENTS OF OPERATIONS

                                        Six Months Ended June 30,   Three Months Ended June 30,
                                              1996           1995           1996           1995
REVENUE                                $ 2,468,998    $ 1,983,588    $ 1,265,644      $ 932,820
COSTS OF REVENUE                           464,219        369,238        246,483        178,608
- - ----------------------------------------------------------------------------------------------
Gross profit                             2,004,779      1,614,350      1,019,161        754,212
- - ----------------------------------------------------------------------------------------------
OPERATING EXPENSES:
   Research and development                491,048        278,743        292,689        145,128
   Selling and marketing                 1,751,869        729,462        857,553        467,584
   General and administrative            1,197,318        821,637        578,995        382,985
- - ----------------------------------------------------------------------------------------------
   Total operating expenses              3,440,235      1,829,842      1,729,237        995,697
- - ----------------------------------------------------------------------------------------------
Income(loss)from operations             (1,435,456)      (215,492)      (710,076)      (241,485)
- - ----------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE):
   Interest expense                        (22,167)       (23,212)       (10,913)       (12,457)
   Interest income                         156,059         87,520         70,239         86,052
   Gain/loss on sale of asset                2,000              0          2,000              0
- - ----------------------------------------------------------------------------------------------
   Total other income (exp.)               135,892         64,308         61,326         73,595
- - ----------------------------------------------------------------------------------------------
Income (loss) before
   provision for income taxes           (1,299,564)      (151,184)      (648,750)      (167,890)
- - ----------------------------------------------------------------------------------------------
PROVISION (BENEFIT)
   FOR INCOME TAXES                             --        (45,500)            --        (50,500)
- - ----------------------------------------------------------------------------------------------
NET INCOME (LOSS)                     $ (1,299,564)    $ (105,684)    $ (648,750)    $ (117,390)
= ==============================================================================================
NET INCOME (LOSS)
   PER COMMON SHARE                         $ (.39)        $ (.04)        $ (.19)        $ (.03)
= ==============================================================================================
WEIGHTED AVERAGE NUMBER
   OF SHARES OUTSTANDING                 3,360,570      2,731,000      3,362,940      3,356,000

The accompanying notes are an integral part of these financial statements.

==============================================================================

                          MUSTANG SOFTWARE, INC.
                        STATEMENTS OF CASH FLOWS
                                        Six Months Ended June 30,
                                              1996           1995
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income(loss)                   $ (1,299,564)    $ (105,684)
   Adjustments to reconcile net
   income to net cash provided by
   operating activities:
      Depreciation and amortization         98,142         72,400

      Net changes in assets
         and liabilities                   211,998        (50,787)
- - ----------------------------------------------------------------------------
      Net cash provided (used) by
         operating activities             (989,424)       (84,071)
- - ----------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITES:
     Purchase of property
        and equipment                      (51,459)      (107,221)
- - ----------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from issuance
        of stock                             4,751      6,584,538
     Payments on capital lease
        obligation                         (27,341)       (26,000)
- - ----------------------------------------------------------------------------
     Net Cash provided (used)
           by financing activities         (22,590)     6,558,538
- - ----------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH         (1,063,473)     6,367,246

CASH BALANCE, beginning of period        5,615,404        209,799
- - ----------------------------------------------------------------------------

CASH BALANCE, end of period            $ 4,551,931    $ 6,577,045
= =============================================================================

SUPPLEMENTAL DISCLOSURES:
   Interest paid                            22,167         23,212
	Taxes paid                               0              0

The accompanying notes are an integral part of these financial statements.

===============================================================================

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

===============================================================================

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to the comments that follow, further information can be obtained by referring to the management's discussion and analysis of financial condition and results of operations section included in the Form 10KSB, filed for the year ended December 31, 1995.


Results of Operations:

Three Months Ended June 30, 1996 and 1995
- -----------------------------------------
Revenues for the three months ended June 30, 1996 were $1,265,644 an increase of $332,824 or 35.7% over revenues for the same period in 1995. As a percentage of revenues by product category for the third quarter 1996
vs. 1995 showed the QmodemPro line at 2% and 24%, the Wildcat! line at 96% and 69%, and other products at 2% and 7%, respectively. The large percentage of Wildcat! revenues was directly related to the launch of Wildcat! v.5 for Win95/NT in the first quarter of 1996.

Gross profit for the quarter increased from $754,212 in 1995 to $1,019,161 in 1996, and decreased as a percentage of revenues from 80.9% in 1995 to 80.5% in 1996. Gross profit percentage has averaged approximately 80-84% over the last three calendar years.

Research and development expenses increased $147,561 in the second quarter of 1996 from 1995, and increased as a percentage of revenues from 15.6% in 1995 to 23.1% in 1996. Research and development is concentrated in Windows NT and Windows 95 and directly targets the expanded use of international networks, including the Internet. The Company expects that the release of Windows 95 by Microsoft will generate an immediate demand for products capable of making use of its new features, and has devoted a substantial portion of its research and development expenditures to such products. The headcount in this department increased from 11 to 14 in 1995 to 1996, respectively.

Selling and marketing expenses for the quarter were $857,553, an increase of $389,969 over the same quarter the previous year, and they increased as a percentage of revenues from 50.1% in 1995 to 67.8% in 1996. The items primarily attributing to the increase were advertising and promotional costs of existing products and the launch of Wildcat! version 5 in March 1996. The increase in headcount from 3 in 1995 to 12 in 1996, also contributed to the increase.

General and administrative expenses increased slightly for the quarter over the previous year, from $382,985 in 1995 to $578,995 in 1996, and incresed as a percentage of revenues, from 41.1% in 1995 to 45.7% in 1996. The items rimarily accounting for the increase were, insurance, investor relations, and legal and accounting expenses. These increases were directly related to the Company going public in April 1995. The General and administrative headcount increased 10% from the prior year.

===============================================================================

Six Months Ended June 30, 1996 and 1995
- ---------------------------------------

Revenues for the six months ended June 30, 1996 were $2,468,998, an increase of $485,410 or 24.5% over revenues for the same period in the prior year.
As a percentage of revenues by product category showed the QmodemPro line at 1% and 27%, the Wildcat! line at 97% and 66%, and other at 2% and 7% for the first six months of 1996 and 1995, respectively. The large percentage of revenues attributed to the Wildcat! line in the six months ended
June 30, 1996 was due to the launch of Wildcat! v.5 for Win95/NT in March 1996.

Gross profit for the first six months increased from $1,614,350 in 1995 to $2,004,779 in 1996, but decreased as a percentage of revenues from 81.4% in 1995 to 81.2% in 1996. Gross profit percentage has averaged approximately 80-84% over the last three calendar years.

Research and Development expenses increased $212,305 in the first six months of 1996 from 1995, and increased as a percentage of revenues from 14.1% in 1995 to 19.9% in 1996. Absolute spending increased 76.2% due in large part to the hiring of additional engineers by the Company and increases in engineers' salaries. To maintain its competitive market position, the Company expects to invest a significant amount of its resources for the development of new products and product enhancements and to continue recruiting and hiring experienced software developers, while at the same time considering the acquisition of software businesses and technologies.

Selling and marketing expenses for the first six months of 1996 increased $1,022,407 over the same period the previous year, from $729,462 to $1,751,869. As a percentage of revenues selling and marketing expenses increased from 36.8% in 1995 to 71.0% in 1996. The items primarily accounting for the increase were advertising and promotional costs for existing products and the launch of Wilcat! Version 5 for Windows 95/NT in March 1996.

General and Administrative expenses increased $375,681 in the first six months of 1996 from $821,637 in 1995 to $1,197,318 in 1996, as a percentage of revenues increased from 41.4% in 1995 to 48.5% in 1996. The items primarily accounting for the increase in actual dollars spent were higher personnel and facility costs associated with increased operations and expenditures to support the Company's infrastructure and additional cost associated with the Company going public in April 1995.


Liquidity and Capital Resources
- -------------------------------

Cash and cash equivalents balance at June 30, 1996 were approximately $4,552,000, a decrease of approximately $1,063,500 from December 31, 1995. Accounts receivable decreased approximately $220,000 in 1996. Accounts receivable average days to collect for the quarter ended June 30, 1995 and 1996 were 47 and 55 days, respectively. Average days to collect in 1995 was 50 days. Management's goal is to maintain receivable collection days at or below 50 for 1996. Inventory levels have stayed equal in 1996 with December 31, 1995 amounts.

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

===============================================================================

Part II. Other Information

Item 4. In Connection with the Annual Meeting of Shareholders held May 13, 1996, MUSTANG SOFTWARE, INC., does hereby certify and declare as follows:

1. That the number of shares of Common Stock of MUSTANG SOFTWARE, INC. issued and outstanding on the record date for said meeting, April 9, 1996 was 3,357,800.
2. That the number of shares represented and voting in person or by proxy at said meeting was as follows:

	By Proxy 3,213,081 	In Person 16,000	Total 3,229,081

3. That the total number of shares present in person and by proxy equal 96.2% of the total shares issued and outstanding, thereby constituting a quorum for purposes of the meeting.
4. That the number of shares cast for each of the individuals listed below to serve until the next Annual Meeting of shareholders and until their successors are elected and have qualified was as follows:

                NAME                         FOR              ABSTAIN

		James A. Harrer		3,226,481		2,600

		James Stanley Harris	3,226,481		2,600

                Richard J. Heming       3,226,481               2,600

		Stanley A. Hirschman	3,226,481		2,600

 		C. Scott Hunter		3,226,481		2,600

		Michael S. Noling	3,226,481		2,600

5. To approve amendments to the Company's 1994 Incentive and Nonstatutory Stock Option Plan (the Stock Option Plan) to increase by 300,000 shares the number shares of Common Stock that can be optioned and sold under the Stock Option Plan.

              FOR  AGAINST   ABSTAIN  BROKER NON-VOTES

        2,225,762   27,701     6,005           969,613

6.  To approve and adopt the Company's Employee Stock Purchase Plan.

              FOR  AGAINST   ABSTAIN  BROKER NON-VOTES

        2,237,513   16,325     5,630           969,613

7. To ratify the appointment of Arthur Andersen LLP as independent accountants for the year ending December 31, 1996.

              FOR  AGAINST   ABSTAIN
        3,221,856    5,175     2,050

===============================================================================

Item 5. Statement of Operations for the 12 Months Ended June 30, 1996 as a
        Provision of Section 11 (a) of the Securities Act of 1933 and Rule 58 promugated thereafter.

                          MUSTANG SOFTWARE, INC.
                         STATEMENT OF OPERATIONS
                                                    Twelve Months
                                                   Ended June 30,
                                                             1996

                REVENUE                               $ 5,305,409

                COSTS OF REVENUE                        1,026,981
                                                      ------------

                Gross profit                            4,278,428

                                                      ------------

                OPERATING EXPENSES:

                  Research and development              1,058,201
                  Selling and marketing                 3,538,438
                  General and administrative            2,355,450
                                                      ------------
                Total operating expenses                6,952,089
                                                      ------------

                Income(loss)from operations            (2,674,661)
                                                      ------------
                OTHER INCOME (EXPENSE):

                  Interest expense                        (46,562)
                  Interest income                         309,551
                  Other                                       729
                                                      ------------
                Total other income (exp.)                 263,718
                                                      ------------

                Income (loss) before
                  provision for income taxes           (2,410,943)


                PROVISION (BENEFIT)
                  FOR INCOME TAXES                       (119,211)
                                                      ------------

                NET INCOME (LOSS)                    $ (2,290,732)
                                                      ============


                NET INCOME (LOSS)
                  PER COMMON SHARE                         $ (.68)
                                                     =============

                WEIGHTED AVERAGE NUMBER
                  OF SHARES OUTSTANDING                 3,358,282
                                                     =============

===============================================================================

Item 6.	Exhibits and Reports on Form 8-K
No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1996.

===============================================================================

                                SIGNATURES

	In accordance with the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    Signature                   Title                           Date

   /s/ James A. Harrer
   -------------------------
    James A. Harrer             President and Chief Executive
                                Officer (Principal Executive
                                Officer) and a Director         August 13, 1996
   /s/ Donald M. Leonard
   -------------------------
   Donald M. Leonard            Vice President Finance and
                                Chief Financial Officer
                                (Principal Financial and
                                Accounting Officer)             August 13, 1996