Form 10QSB
period 1996-09-30
MUSTANG SOFTWARE INC
filed 1996-11-14
CIK 940986

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


Form 10-QSB


(Mark One)

  [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the period ended September 30, 1996
        OR
  [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 Commission File Number: 0-25678

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

                 Yes   [X]       No [ ]

        As of October 14, 1996, there were 3,362,940 shares of the Registrant's Common Stock outstanding.

===============================================================================

                           MUSTANG SOFTWARE, INC.
                                FORM 10-QSB

                                   INDEX


                                                                        Page

PART I.   Financial Information:

        Balance Sheets as of September 30, 1996 and December 31, 1995    3

        Statements of Operations for the three and nine months ended
        September 30, 1996 and 1995                                      4

        Statements of Cash Flows for the nine months ended
        September 30, 1996 and 1995                                      5

        Notes to Financial Statements                                    6

        Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                        7

PART II.   Other Information:

        Exhibits and Reports on Form 8-K                                 9

        Signatures                                                       10

================================================================================

                        MUSTANG SOFTWARE, INC.
                            BALANCE SHEETS

                                ASSETS
                                                    September 30,   December 31,
                                                    1996            1995
                                                    (Unaudited)
CURRENT ASSETS:

        Cash and cash equivalents                   $ 3,384,448     $ 5,615,404
        Accounts receivable, net of allowance
        for doubtful accounts of $425,000 and
        $400,000 at December 31, 1995 and
        September 30, 1996, respectively                107,831         352,174
        Income taxes receivable                         404,340         404,340
        Inventories                                     167,637         230,486
        Other                                            65,652          28,945
- - ----------------------------------------------------------------------------
Total current assets                                  4,129,908       6,631,349
- - ----------------------------------------------------------------------------

PROPERTY AND EQUIPMENT:
        Property and equipment                        1,322,224       1,270,765
        Accumulated depreciation                       (403,092)       (278,603)
- - ----------------------------------------------------------------------------
        Net property and equipment                      919,132         992,162
- - ----------------------------------------------------------------------------

OTHER ASSETS:
  Capitalized software development costs, net             9,730          22,483
  Other                                                  54,897          30,882
- - ----------------------------------------------------------------------------
Total other assets                                       64,627          53,365
= ==============================================================================
Total Assets                                         $5,113,667      $7,676,876
= ==============================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

        Accounts payable                              $619,025         $750,124
        Accrued payroll and liabilities                174,969          145,077
        Accrued warranty and support                    45,000           45,000
        Deferred revenue                                80,000           88,500
- - ----------------------------------------------------------------------------
Total current liabilities                              918,994        1,028,701
- - ----------------------------------------------------------------------------
CAPITAL LEASE OBLIGATION,
   NET OF CURRENT PORTION                              357,537          399,060

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
        Preferred stock, no par value:
        Authorized-10,000,000 shares
            None issued or outstanding                     --                --
        Common stock, no par value:
        Authorized-30,000,000 shares
            Issued and outstanding--
            3,356,000 and 3,362,940
            shares at December 31,1995
            and September 30, 1996, respectively     6,604,383        6,598,632
        Retained earnings                           (2,767,247)        (349,517)
- - ----------------------------------------------------------------------------
        Total shareholders' equity                   3,837,136        6,249,115
- - ----------------------------------------------------------------------------
Total Liabilities & Shareholders Equity             $5,113,667       $7,676,876
= ==============================================================================

The accompanying notes are an integral part of these financial statements.

================================================================================
<PAGE 4>

                        MUSTANG SOFTWARE, INC.
                       STATEMENTS OF OPERATIONS


                                       Three Months Ended Sept 30,     Nine Months Ended Sept 30,
                                                1996           1995            1996              1995
REVENUE                                  $   755,235    $ 2,602,972        $ 3,224,233    $ 4,586,560
COSTS OF REVENUE                             114,903        411,396            579,122        780,634
- - --------------------------------------------------------------------------------------------------
Gross profit                                 640,332      2,191,576          2,645,111      3,805,926
- - --------------------------------------------------------------------------------------------------
OPERATING EXPENSES:
        Research and development             242,096        264,068            733,144        542,811
        Selling and marketing              1,028,439        841,688          2,780,308      1,571,150
        General and administrative           518,917        542,666          1,716,235      1,364,303
- - --------------------------------------------------------------------------------------------------
        Total operating expenses           1,789,452      1,648,422          5,229,687      3,478,264
- - --------------------------------------------------------------------------------------------------
Income(loss)from operations               (1,149,120)       543,154         (2,584,576)       327,662
- - --------------------------------------------------------------------------------------------------
OTHER INCOME (EXPENSE):
        Interest expense                     (10,424)       (11,645)           (32,591)      (34,857)
        Interest income                       41,377         82,730            197,436       170,250
        Gain/loss on sale of asset                 0              0              2,000             0
- - -------------------------------------------------------------------------------------------------
        Total other income (exp.)             30,953         71,085            166,845       135,393
- - --------------------------------------------------------------------------------------------------
Income (loss) before
        provision for income taxes        (1,118,167)       614,239         (2,417,731)      463,055
- - --------------------------------------------------------------------------------------------------
PROVISION (BENEFIT)
        FOR INCOME TAXES                         --        195,500                   --      150,000
- - --------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                        $(1,118,167)    $  418,739        $(2,417,731)  $   313,055
= ====================================================================================================
NET INCOME (LOSS)
        PER COMMON SHARE                       $(.33)         $ .12           $   (.72)      $   .11
= ====================================================================================================
WEIGHTED AVERAGE NUMBER
        OF SHARES OUTSTANDING              3,362,940      3,390,000       3,360,570        2,965,300

The accompanying notes are an integral part of these financial statements.

=============================================================================

                          MUSTANG SOFTWARE, INC.
                        STATEMENTS OF CASH FLOWS

                                         Nine Months Ended September 30,
                                                1996                    1995
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income(loss)                         $(2,417,731)          $ 313,055
   Adjustments to reconcile net
   income to net cash provided by
   operating activities:
     Depreciation and amortization              145,044             108,600

     Net changes in assets
      and liabilities                           128,962            (615,048)
- - -------------------------------------------------------------------------
     Net cash used by
      operating activities                   (2,143,725)           (193,393)
- - -------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITES:
     Purchase of property
      and equipment                            (51,459)            (233,022)
- - -------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuance
     of stock                                    5,751            6,584,538
   Payments on capital lease obligation        (41,523)             (39,000)
- - -------------------------------------------------------------------------
   Net Cash provided (used) by
     financing activities                      (35,772)           6,545,538
- - -------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH             (2,230,956)           6,119,123

CASH BALANCE, beginning of period            5,615,404              209,799
- - -------------------------------------------------------------------------
CASH BALANCE, end of period                $ 3,384,448         $  6,328,922
= ===========================================================================
SUPPLEMENTAL DISCLOSURES:
   Interest paid                                32,591               34,857
   Taxes paid                                        0              230,000

The accompanying notes are an integral part of these financial statements.

=============================================================================

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

The condensed Balance Sheet at December 31, 1995 has been taken from the audited financial statements at that date and condensed.
============================================================================

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to the comments that follow, further information can be obtained by referring to the management's discussion and analysis of financial condition and results of operations section included in the Form 10KSB, filed for the year ended December 31, 1995.


Results of Operations:

Three Months Ended September 30, 1996 and 1995
- ---------------------------------------------
Revenues for the three months ended September 30, 1996 were $755,235 a decrease of $1,847,737 or 71% under revenues for the same period in 1995.
As a percentage of revenues by product category for the third quarter 1996 vs. 1995 showed the QmodemPro line at 9% and 86%, the Wildcat! line at 88% and 12%, and other products at 2% and 2%, respectively. The large percentage of Wildcat! revenues was directly related to the launch of Wildcat! v.5 for Win95/NT in the first quarter of 1996, while the large QmodemPro percentage in 1995 was due to the launch of QmodemPro for Windows 95 in August 1995.

Gross profit for the quarter decreased from $2,191,576 in 1995 to $640,332 in 1996, and increased slightly as a percentage of revenues from 84.2% in 1995 to 84.8% in 1996. Gross profit percentage has averaged approximately 80-84% over the last three calendar years.

Research and development expenses decreased $21,972 in the third quarter of 1996 from 1995, but increased as a percentage of revenues from 10.1% in 1995 to 32.1% in 1996. Research and development is concentrated in Windows NT and Windows 95 and directly targets the expanded use of international networks, including the Internet. The headcount in this department decreased from 14 to 13 in 1995 to 1996, respectively.

Selling and marketing expenses for the quarter were $1,028,439, an increase of $186,751 over the same quarter the previous year, and they increased as a percentage of revenues from 32.3% in 1995 to 136.2% in 1996. The items primarily attributing to the increase were advertising and promotional costs of existing products and the launch of Wildcat! version 5 in March 1996. The increase in headcount from 7 in 1995 to 10 in 1996, also contributed to the increase.

General and administrative expenses decreased for the quarter over the previous year, from $542,666 in 1995 to $518,917 in 1996, but increased as a percentage of revenues, from 20.8% in 1995 to 68.7% in 1996. The General and administrative headcount remained the same from the prior year.

==============================================================================

Nine Months Ended September 30, 1996 and 1995
- --------------------------------------------
Revenues for the nine months ended September 30, 1996 were $3,224,233, a decrease of $1,362,327 or 29.7% over revenues for the same period in the prior year. As a percentage of revenues by product category showed the QmodemPro line at 3% and 61%, the Wildcat! line at 95% and 35%, and other at 2% and 4% for the first nine months of 1996 and 1995, respectively. The large percentage of revenues attributed to the Wildcat! line in the nine months ended September 30, 1996 was due to the launch of Wildcat! v.5 for Windows95/NT in March 1996, while the large percentage of revenue attributed to the QmodemPro line in 1995 came from the launch of QmodemPro for Windows 95 in August 1995.

Gross profit for the first nine months decreased from $3,805,926 in 1995 to $2,645,111 in 1996, and decreased slightly as a percentage of revenues from 83% in 1995 to 82% in 1996. Gross profit percentage has averaged approximately 80-84% over the last three calendar years.

Research and development expenses increased $190,333 in the first nine months of 1996 from 1995, and increased as a percentage of revenues from 11.8% in 1995 to 22.7% in 1996. Absolute spending increased 35% due in large part to the hiring of additional engineers by the Company and increases in engineers' salaries. To maintain its competitive market position, the Company expects to invest a significant amount of its resources for the development of new products and product enhancements and to continue recruiting and hiring experienced software developers, while at the same time considering the acquisition of software businesses and technologies.

Selling and marketing expenses for the first nine months of 1996 increased $1,209,158 over the same period the previous year, from $1,571,150 to $2,780,308. As a percentage of revenues selling and marketing expenses increased from 34.3% in 1995 to 86.2% in 1996. The items primarily accounting for the increase were advertising and promotional costs for existing products and the launch of Wildcat! v.5 for Windows 95/NT in March 1996 as well as the release of 9 add-on products to the Wildcat! line.

General and administrative expenses increased $351,932 in the first nine months of 1996 from $1,364,303 in 1995 to $1,716,235 in 1996, and as a percentage of revenues increased from 29.7% in 1995 to 53.2% in 1996. The items primarily accounting for the increase were higher personnel and facility costs associated with increased operations and expenditures to support the Company's infrastructure and additional cost associated with the Company going public in April 1995.

Liquidity and Capital Resources
- -------------------------------

Cash and cash equivalents balance at September 30, 1996 were approximately $3,384,000, a decrease of approximately $2,231,000 from December 31, 1995. Accounts receivable decreased approximately $244,000 in 1996. Accounts receivable average days to collect for the quarter ended September 30, 1995 and 1996 were both 48 days. Average days to collect for the year 1995 was 50 days. Management's goal is to maintain receivable collection days at or below 50 for 1996. Inventory levels have decreased approximately $63,000 in 1996 from December 31, 1995 amounts.

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

===============================================================================

Item 6.        Exhibits and Reports on Form 8-K
No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1996.

There are no exhibits to this report.

===============================================================================

                        SIGNATURES

In accordance with the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Signature                Title                                    Date


_____________________   President and Chief Executive
James A. Harrer           Officer (Principal Executive
                          Officer) and a Director            November 14, 1996

_____________________
Donald M. Leonard       Vice President Finance and Chief
                          Financial Officer (Principal
                          Financial and Accounting Officer)  November 14, 1996