Form 10QSB/A
period 1996-03-31
MUSTANG SOFTWARE INC
filed 1996-11-26
CIK 940986

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                            Form 10-QSBA


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the period ended March 31, 1996
        OR
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 Commission File Number: 0-25678


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