Form 10KSB
period 1996-12-31
MUSTANG SOFTWARE INC
filed 1997-03-31
CIK 940986

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549

                               Form 10-KSB
(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    [Fee Required]           For the fiscal year ended December 31, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    [No Fee Required]        For the transition period from
                             _____________ to ____________
                            Commission file number 0-25678

                       MUSTANG SOFTWARE, INC.
          (Name of small business issuer in its charter)
       California                                  77-0204718
(State or other jurisdiction            (IRS employer identification number)
of incorporation or organization)

6200 Lake Ming Road                             93306
Bakersfield, California                       (Zip Code)
California
(Address of principal executive offices)

Issuer's telephone number:
(805) 873-2500

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, no par value

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes [ x ]  No   [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III
of this Form 10-KSB or any amendment to this Form 10-KSB.   [      ]

State issuer's revenues for its most recent fiscal year $3,810,240

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

$4,218,709 based on the closing sale price at March 11, 1997 as reported by The Nasdaq National Market.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                        3,374,967 at March 11, 1997

                    DOCUMENTS INCORPORATED BY REFERENCE:
                                  None

     This Annual Report on Form 10-KSB contains forward-looking statements. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the Section under Item 1 - Description of Business - Risk Factors.

     Readers should not place undue reliance on forward-looking statements, which reflect management's view only as of the date of this Report. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect subsequent events or circumstances. Readers should also carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission.

     MustangTM, Wildcat!TM, WinServerTM, QmodemProTM and Off-Line
XpressTM are trademarks of the Company. "Windows", "Windows 95" and "Windows NT" are trademarks of Microsoft Corporation ("Microsoft"). This Report also contains trademarks of other companies

                              Part I

Item 1. Description of Business

Company Background

     Mustang Software, Inc. ("Mustang" or the "Company") is a leading telecommunications software company that designs, develops, markets and supports software which permits computer users to communicate with each other online using standard phone lines and LAN and WAN connections. Mustang's products also provide connectivity to the resources and emerging commercial applications of the Internet worldwide network. The Company's products include the Wildcat! line of WEB and FTP software, the QmodemPro line of telecommunications software and the Off-Line Xpress series of E-mail management software. All of the Company's programs operate under DOS and most have companion versions for Microsoft Windows. All are specifically designed to operate in a network environment to take advantage of resource sharing and distributed processing used in multiple-PC networks. The Company believes its software is easy to understand and operate, appeals to users newly joining the telecommunications world and provides a secure solution for business and other users to share information locally and from remote locations.

     The Company's products are used for a wide range of services including E-mail exchange, file transfer, FAX-back services and information gathering and dissemination using multiple sources including LANs, WANs, the Internet and the global WWW network. The Company markets its products to businesses, educational institutions, government agencies and computer hobbyists. For the business customer, Mustang's telecommunications software offers the capability to enhance sales, improve customer service, market its products and increase employee productivity. The Company currently sells its products to distributors which provide software to the retail and VAR channel, to OEMs which bundle one or more of Mustang's software products with their hardware, and to end users through catalogs, direct mail and media advertising.

     Mustang began operations in 1986 as a sole proprietorship, became a general partnership in 1987 and was incorporated in California on December 23, 1988. Its executive offices and sales, marketing and administration facilities are located at 6200 Lake Ming Road, Bakersfield, California, 93306 and its telephone number and online number are (805) 873-2500 and (805) 873-2400, respectively. It completed its initial public offering of Common Stock in April 1995. The Company maintains a website on the World Wide Web at "http://www.mustang.com." Information contained on the website does not constitute part of this Report.

Risk Factors

     The Company may from time to time make written or oral forward-looking statements. Written forward-looking statements may appear in documents filed with the Securities and Exchange Commission, in press releases, and in reports to shareholders. The Private Securities Reform Act of 1995 contains a safe harbor for forward-looking statements on which the Company relies in making such disclosures. In connection with this "safe harbor" the Company is hereby identifying important factors that could cause actual results to differ materially from those contained in any forward-looking statements made by or on behalf of the Company. Any such statement is qualified by reference to the following cautionary statements:

     Variability of Operating Results. Because Mustang generally ships its telecommunications software products within a short period after receipt of an order, it typically does not have a material backlog of unfilled orders, and revenues in any quarter or other period are substantially dependent on orders booked in that period. Orders booked during any particular period are substantially dependent upon numerous factors, including the scheduled release of new products and product enhancements and updates by Mustang and its competitors, the release or anticipated release of complementary products by other software suppliers, market acceptance of such products, enhancements and updates, and numerous other factors, many of which are beyond the Company's control. In addition, Mustang's expense levels for each quarter are, to a significant extent, fixed in advance based upon the Company's expectations as to the net sales during that quarter. Mustang therefore is generally unable to adjust spending in a timely manner to compensate for any unexpected shortfall in net sales. Further, as a result of these factors, any delay in product introductions, whether due to internal delays or delays caused by third party difficulties or any significant shortfall of demand in relation to Mustang's expectations would have an almost immediate adverse impact on Mustang's operating results and on its ability to maintain profitability in a quarter. Mustang has in the past experienced significant variations in quarter-to-quarter operating results.

     Development, Introduction and Enhancement of Products; Product Concentration. The markets for the Company's products are characterized by rapidly changing technology and frequent new product introductions. Accordingly, the Company believes its future prospects depend on its ability not only to enhance and successfully market its existing products, but also to develop and introduce new products in a timely fashion which achieve market acceptance. There can be no assurance that the Company will be able to identify, design, develop, market or support such products successfully or that the Company will be able to respond effectively to technological changes or product announcements by competitors. In particular, if the Company fails to successfully anticipate customer demand for new products or product enhancements or upgrades or otherwise makes incorrect product development decisions, the Company could be adversely affected both by the loss of anticipated revenue and, possibly, its competitors' increase in their installed base of customers. These adverse results could be particularly significant if the Company were to make a number of incorrect product development decisions in succession or within a short period of time. Mustang has on a number of occasions experienced delays in the commencement of commercial shipments of new products and enhancements, resulting in delay or loss of product revenues. From time to time, Mustang and others may announce new products, capabilities or technologies that have the potential to replace or shorten the life cycle of Mustang's existing product offerings. There can be no assurance that announcements of currently planned or other new product offerings will not cause customers to defer purchasing existing Company products or cause distributors to return products to Mustang. In addition, programs as complex as the software products offered by Mustang may contain undetected errors or "bugs" when they are first introduced or as new versions are released. Delays or difficulties associated with new product introductions or product enhancements, or the introduction of unsuccessful products or products containing undetected "bugs", could have a material adverse effect on Mustang's business, operating results and financial condition."

     Mustang's products are limited in number and concentrated in the area of telecommunications software. Mustang expects that revenues from these products will continue to account for a substantial portion of the Company's revenues. The life cycles of Mustang's products are difficult to estimate, due in large measure to the recent emergence of the Internet market, the future effect of product enhancements and future competition. Declines in demand for the Company's products, whether as a result of competition, technological change or otherwise, or price reductions in these products would have a material adverse effect on the Company's operating results.

     Dependence Upon Distributors. Mustang relies on its distribution network for a substantial portion of its sales. Sales to distributors accounted for substantial portions of the Company's revenues, in particular sales in the United States to Ingram Micro Inc. ("Ingram"), Merisel Americas, Inc. ("Merisel") and DistribuPro, Inc., which sells the Company's products to such resellers as CompUSA, Egghead, Computer City, Software Etc., Babbages, Best Buy, Micro Center, Media Play, Fry's Electronics and Office Max. Sales to Ingram and Merisel accounted for 58% and 13% of total revenues during the years ended December 31, 1995 and 1996, respectively. Sales to distributors are expected to continue to account for a substantial percentage of Mustang's total sales. The Company's distributors also represent other lines of products, some of which may be competitive with those of the Company. Mustang's distributors are not within its control and are not obligated to purchase products from the Company. While Mustang encourages its distributors to focus primarily on the promotion and sale of the Company's products, there can be no assurance that these distributors will not give higher priority to the sale of other products, including products developed by existing or potential competitors. Furthermore, there can be no assurance as to the continued viability or stability of the Company's distributors, Mustang's ability to retain its existing distributors or the Company's ability to add or retain new distributors. The loss of Ingram, Merisel or DistribuPro, or a material reduction in orders from any of them, could have a materially adverse effect on the Company's operations.

     Competition. The market for the Company's products is intensely competitive. Mustang competes with a number of companies, many of which have far greater financial, technical and marketing resources than the Company. There can be no assurance that the Company will be able to compete successfully with such companies. Although the Company believes it currently has certain technological advantages, there can be no assurance that the Company will be able to maintain or capitalize on these perceived competitive advantages. To the extent that Microsoft or others incorporate applications comparable or perceived as comparable to those offered by Mustang into Windows or other products (or separately offer such products), sales of Mustang's products could be materially adversely affected, and there can be no assurance that any such action by Microsoft or others would not render Mustang's Windows-based products noncompetitive or obsolete.

     Product Returns and Exchange Rights. Mustang's distributors and direct purchasers are generally permitted a 30-day right to return to Mustang the software purchased by them. Although such returns are generally exchanged for other products or credited against future orders, Mustang may be required to accept major product returns for cash or a credit against accounts receivable. Moreover the Company may on occasion grant more liberal rights of return to its distributors, particularly where new products or major upgrades are introduced and sales do not meet expectations. Product returns increased from approximately $1,000,000 in 1995 to approximately $1,200,000 in 1996. The Company has reserved approximately $400,000 at December 31, 1996 for future returns and other collection issues, down from $425,000 so reserved at December 31, 1995. Although management believes that Mustang has provided adequate allowances for exchanges and returns, there can be no assurance that actual returns or exchanges will not exceed Mustang's allowances, particularly in connection with the introduction of new products or enhancements. Mustang intends to introduce new or enhanced products in the future. Such future product introductions may result in higher product returns and exchanges due to the risks inherent in the introduction of such products. Any product returns or exchanges in excess of recorded allowances could have a material adverse effect on Mustang's business, operating results and financial condition.

     Intellectual Property and Proprietary Rights. The Company regards its software as proprietary and attempts to protect it with copyrights, trademarks, restrictions on disclosure, copying and transferring title and enforcement of trade secret laws. Despite these precautions, it is possible for unauthorized third parties to copy the Company's products and it may be possible for such parties to obtain and use information that the Company regards as proprietary. The Company has no patents, and existing copyright laws afford only limited protection for the Company's software. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws in the United States. Mustang licenses its products primarily under "shrink wrap" license agreements that are not signed by licensees and therefore may be unenforceable under the laws of certain jurisdictions. As the number of software products increases and the functionality of these products further overlaps, Mustang believes that such software will increasingly become the subject of claims that such software infringes the rights of others. Although the Company does not believe that its products infringe on the rights of third parties, there can be no assurance that third parties will not assert infringement claims against the Company in the future or that any such assertion will not result in costly litigation or require the Company to obtain a license to intellectual property rights of such parties. In addition, there can be no assurance that such licenses will be available on reasonable terms, or at all.

     Risks from Possible Acquisitions. Although no acquisitions of companies or products are currently being negotiated, the Company may make acquisitions in the future. Mustang's management has only limited experience with acquisitions, which involve numerous risks, including difficulties in the assimilation of acquired operations and products, the diversion of management's attention from other business concerns and the potential loss of key employees of the acquired companies.

     Dependence on Key Personnel. The Company is dependent upon James A. Harrer, its President and Chief Executive Officer and C. Scott Hunter, its Vice President and Chief Technical Officer. The loss of either of these executives could have a material adverse effect on the Company. While the Company has one-year employment agreements with these executives, such agreements are terminable by each without any reason upon four months notice. Moreover, unforeseen circumstances could cause either of them to no longer render services to the Company. The Company has key-man life insurance on the life of Mr. Harrer in the amount of $1,000,000. There can be no assurance that the proceeds from this policy will be sufficient to compensate the Company in the event of Mr. Harrer's death, and this policy does not cover the Company in the event that he becomes disabled or is otherwise unable to render services to the Company. The continued success of the Company is also dependent upon its ability to attract and retain highly qualified personnel. There can be no assurance that the Company will be able to recruit and retain such personnel

     Risks From International Sales. International sales account for a significant amount of the Company's revenues. International sales are subject to inherent risks including exposure to currency fluctuations, regulatory requirements, political and economic instability and trade restrictions. Although Mustang's sales are typically made in U.S. dollars, a weakening in the value of foreign currencies relative to the U.S. dollar could have an adverse impact on the Company by increasing the effective price of the Company's products in its international markets. In addition, lower sales levels in Europe, which typically occur during the summer months, may adversely affect the Company's business.

Glossary

Certain terms used in this Report are defined as follows:

Bulletin Board System ("BBS") - See "Online System." below

Bundling - A marketing technique in which a product, such as a computer, is sold with other products, such as software, included.

Compiler - A program that translates the program code developed by programmers (the source code) into codes that the computer can actually understand (the object code).

Configuration - The basic setup of a software program, containing specifications such as the amount of storage space available for program files and what types of printers will be employed.

Connectivity - The linking together of computers on a network; can refer to both the hardware and software considerations of connecting computers together.

Dedicated Connection - A telecommunication connection that has been designated for one purpose or use.

Dial-Up Connection - A connection that is accessed through or by means of a telephone.

Distributed Processing - An approach to information management in which data are stored and processed on more than one computer.

Enterprise -- An organization, such as a corporation, small business, non-profit institution, government body or other kind of organization, that uses computers

FTP - File Transfer Protocol - A method of transmitting files from one connection on the Internet to another.

Frame-Relay Link - A method of transmitting data, in a particular structure, or "frame", over leased telephone lines.

Global BBS Network - A large interconnection of BBSs that maintain regular communication and share information.

Installed Base - The aggregate number of users of a particular hardware or software.

Intranet - A network that is contained within an enterprise, the main purpose of which usually is to share company information and computing resources among employees.

Internet - An international network connecting businesses, government agencies, universities and other organizations and individuals for the purpose of sharing information.

Leased Line - A telephone line leased from a third party that provides a constant telecommunications link.

Local Area Network (LAN) - A computer system consisting of personal computers within a department or office, that are connected to each other with cable and are able to share data and application programs.

Menu Interface - A connection between two computers or programs through use of a list of options or programs that a user can choose or access.

Online System - System that users may dial into, through the use of a computer and modem, to communicate with other users.

Operating Environment - The commands and capabilities that users have available to them as a result of using a specific operating system. For example, DOS users have available to them a wide range of DOS commands. These commands constitute the DOS operating environment.

Packet Switching - A method of sending data in chunks, or "packets", with a degree of reliability, over a telecommunications line. The line is dedicated to each specific packet while it is being sent and, afterwards, becomes available for the transmission of another packet.

Protocol - A format, or set of guidelines, for establishing telecommunications between computers and other devices.

Resource Sharing - Making a resource available to multiple computer users.

Script Language (SLIQ) - Mustang's term for a sequence of commands/responses for its QmodemPro software.

Shrink Wrap License Agreement - Computer software licensing agreements that are printed on a software package and enclosed in plastic film. These agreements provide that, upon breaking the "shrink wrap", a software purchaser agrees to be bound by the terms and conditions of the license agreement.

System Operator (sysop) - The individual who manages a computer bulletin board.

Telnet - An Internet application that allows users to "log on" to remote computers in order to access programs and applications.

Terminal Emulation - Making one terminal act like another (for example, the process of connecting a personal computer to a main frame computer and then using the personal computer as if it were a standard main frame-attached terminal).

UUCP- Unix-to-Unix Copy Protocol - A dial-up link for moving e- mail and Usenet newsgroups to and from Wildcat! Message databases.

Wide Area Network (WAN) - A network of computers spread out over a large geographical area, across states and even countries.

Windows 95 - A graphical user interface developed by Microsoft, with multi-tasking capabilities. Microsoft introduced this updated version of Windows in August 1995.


Windows NT - A version of Windows designed for use in LANs and WANs.

World Wide Web (WWW) - A specific means of communication on the Internet that presents text and graphics.

X.25 Link - A link based upon a telecommunications standard from the Consultative Committee In International Telephone and Telegraph
  (CCITT), an international telecommunications standards organization.
  X.25 was developed to guide the establishment of LAN packet- switching as the basis for sending and receiving data.

Industry Overview

    The number of personal computers (PCs) in use has grown extensively in the last several years. An industry source projects that PC penetration in U.S. households will increase from 37% at yearend 1996 to 49% by yearend 2001. Total online households are projected to increase from 11.8 million in 1996 to 51.5 million by the year 2001. These trends, coupled with the introduction of large commercial online services such as the America Online, CompuServe Information Service and Microsoft Network, have fed the growth of the telecommunications software industry and the online services industry. As a result, an increasing number of businesses, educational institutions, government agencies and individuals are making use of telecommunications technology to connect to a growing number of hosts, Websites, online services and the Internet, commonly collectively referred to as the "information superhighway." An industry source has estimated that the number of Internet hosts increased from 1,000,000 in 1992 to 10,000,000 in 1996 and will increase to over 100 million by 2000.

     At the simplest level, a Website and an online (a "Website/Online") system (formerly known as a bulletin board system or BBS) are each a software program that runs unattended on a personal computer with a modem. It answers the phone and sends and receives information when a user at another computer dials the number and connects over a standard telephone line. A connection to a Website/Online system can also be established through another medium such as a leased line, an X.25 link, a frame-relay link, a telnet connection from the Internet or even LAN or WAN connections. Regardless of the method of connection, the Website/Online system typically requires a caller to log onto the system with a user name and password and then presents a number of choices to the caller through a menu interface. The types of activity provided to the caller by the Website/Online system may consist of mail services, sending and receiving files, answering questionnaires, reading announcements, searching databases, and chatting online. The Website/Online system operator (the "webmaster") has the ability to control all information that is presented and made available for transfer. The Website/Online system has transitioned from a text interface to a graphical presentation of content to callers.

     The business community makes use of Websites/Online systems for a wide range of applications. For example:

* Retail businesses can use Website/Online systems to present "storefronts" on the information superhighway, permitting merchandise to be viewed and ordered online, either directly or through the Internet.

* The software industry has made use of Website/Online systems to offer technical support for products and to save shipping costs by making software updates available electronically.

* A Website/Online system may be used as a secure contact point for outside sales personnel in remote locations or branch office communication within a business.

* The real estate industry has established many Website/Online systems offering sales information, property descriptions and photographic quality pictures of listings to the public.

* Automobile dealers may use Website/Online systems to permit the publicc to view vehicle specifications, look at pictures of available models and even negotiate pricing and purchase an automobile electronically.

* Governmental agencies make use of Website/Online systems to share information with the public and for inter-office communication. The US Postal Service, for instance, does both by using the Company's Wildcat! software to allow large corporate customers to track their bulk mailing shipments with a phone call to an online system, as well as a separate internal system (or intranet) for its own staff to exchange other information.

     The Internet is a worldwide network of private and public computer networks that link businesses, universities, government agencies and other users having different computer systems and networks, by means of a common telecommunications standard. Use of the Internet has grown rapidly since its commercialization in the early 1990s. There were approximately 30 million Internet users as of the end of 1994, with the number expected to increase to over 200 million by the year 2000.1 Acc ess to the Internet is often provided by consumer online services, which utilize telephone line connections channeled through a central host computer. In 1996, some online service providers, notably America Online, the largest, moved to a flat pricing model, making access to the Internet more affordable for users. In addition, online services often do not permit full two-way Internet connectivity, acting only as "on-ramps" to the Internet. Website/Online system software is capable of linking to most services on the Internet (at a cost determined by each sysop), while also providing interaction with such services, thus providing Internet access to the masses. The most popular Website/Online system applications are E-mail, news group discussions (USENET), file transfers called "FTP" for file transfer protocol, program operation from remote locations using telnet and, most recently, graphical information viewing and sound on the World Wide Web (WWW).

Current Products

     The Company concentrates its product development primarily on a full line of telecommunications software. Mustang's products generally fall into three categories: BBS/Web server software, telecommunications software and E-mail management software. The BBS/Web server product line is the most comprehensive and includes several choices of core products and a number of optional add-on products.

     The Company's Wildcat! BBS software was introduced in March 1987. The Company first introduced its Qmodem software 1991 after the product had been acquired from its developer. The Company then rewrote, enhanced and reintroduced the program as QmodemPro in 1992. The life cycles of Mustang's products are difficult to estimate due in large measure to the recent emergence of the WWW market, the future effect of product enhancements and future competition. Declines in demand for these products, whether as a result of competition, technological change or otherwise, or price reductions in these products would have a material adverse effect on the Company's operating results.

BBS/Web Server Software

    Since Wildcat! BBS software was first released, the Company has released five major upgrades and 23 minor revisions of the product. The Wildcat! 5 WinServerTM program was recently developed and released to operate on Windows 95 and Windows NT and is the first Web Server program developed by the Company for the Windows environment. The Wildcat!4 BBS program is a DOS product that is sold in five core configurations, depending primarily on the number of simultaneous connections desired.

Windows 95/NT

     In March 1996, Mustang began commercial shipments of its newly developed Wildcat!5 BBS/Web Server for Windows 95/NT, which the Company believes is the next step in the continuing evolution of BBSs into interactive Web servers. Wildcat! 5 takes advantage of the 32-bit multitasking in Windows 95 and the robust server operations in Windows NT. The Company created the program to bring a total integration between a BBS and the Internet. The program combines the features of a Web server with the superior interactivity of BBSs and online services such as America Online, CompuServe and Microsoft Network. Wildcat! 5's multimedia 32-bit platform offers, Internet access in addition to interactive conferencing, threaded messaging, individual/group chat and file library access, among other things, and allows users to log onto the BBS/Web server with any communication program or terminal emulator through direct dial, telnet or LAN.

     The Wildcat! 5 line is summarized in the following table.

   Wildcat! Interactive Net Server (Win ServerTM ) Product line for
                             Windows 95/NT

Product                   Description                 Release/Price
Title
Wildcat!   Includes all the basic WIN Server          First released
Interact-  features like messaging, chat and file     as Wildcat! v.5
ive Net    libraries, and supports up to 2            March 1996;
Server     authenticated users at a time (there is    latest release
(WIN       no limit on the number of Web surfers).    February 1997;
ServerTM)  Includes full Internet connectivity, a     US Suggested
Community  secure online commerce engine and          Retail $249
Edition    subscription module (wcSubscribe), and a
(2-node)   one-year license to distribute a logo-
           branded custom version of the Wildcat!
           Navigator. The Community Edition is
           typically used by someone who may want to
           create a home page on the World Wide Web
           and perhaps wishes to provide one or two
           dial-in lines  to those without Internet
           access.

Wildcat!   Supports up to 16 authenticated users at   First released
Interact-  a time (there is no limit on the number    as Wildcat! v.5
ive Net    of Web surfers).  And includes everything  March 1996;
Server     that the Community Edition has, plus our   latest release
(WIN       database reporting and statistics tool,    February 1997
ServerTM)  weReports, and one full year of toll free  US Suggested
Business   technical support via the Platinum         Retail $1495
Edition    TECHelp program.  The Business Edition is
(16-node)  typically used when a small company needs
           to implement Internet access or provide a
           dial-in connection for customers.  It is
           a popular choice for the Small
           Office/Home Office market.

Wildcat!   Extends support to 64 authenticated users  First released
Interact-  at a time (there is no limit on the        as Wildcat! v.5
ive Net    number of Web surfers) and is designed to  March 1996;
Server     be deployed in a corporate environment.    latest release
(WIN       It includes And includes everything that   February 1997;
ServerTM)  the Business Edition has plus a license    US Suggested
Enterprise for wcExchange, our intranet mail          Retail $3995
Edition    solution.  With wcExchange LAN users can
(64-node)  access all the messaging features of the
           WIN server vias their Microsoft Exchange
           (aka Windows Messaging) Inbox client
           right on their desktop.

8-pack     Allows expansion of the number of          First released
node       simultaneous connections to a WIN Server.  March 1996;
increase   Each added node can be configured to       latest release
           accept dial-up, LAN or Internet            February 1997;
           connections.                               US Suggested
                                                      Retail $199

32-pack    Allows expansion of the number of          First released
node       simultaneous connections to a WIN Server.  March 1996;
increase   Each added node can be configured to       latest release
           accept dial-up, LAN or Internet            February 1997;
           connections.                               US Suggested
                                                      Retail $699

Internet   When combined with an Internet connection  First release
Connect-   this package integrates Wildcat! 5 to the  November 1996;
ivity Pack Internet.  It makes the BBS's resources    latest release
(ICP)      available to Internet users while at the   February 1997
           same time makes the Internet accessible    US Suggested
           to the BBS callers.  Includes WWW, FTP,    Retail $249
           UUCP,  and telnet.  Included with all
           Community Editions, Business Editions,
           and Enterprise Editions.

wcExchange A powerful mail transport system that      First release
           connects your WIN Server to the Microsoft  April 1996;
           Exchange (a.k.a. Windows Messaging) Inbox  latest release
           client.  It can work by itself or in       February 1997
           conjunction with other mail transport      US Suggested
           systems such as Microsoft Mail.  Included  Retail  $499
           with all Enterprise Editions.


 wcCasino  A suite of Las Vegas-style games that      First release
           offers system administrators and Internet  September 1996;
           Service Providers an added attraction to   latest release
           their sites.  The action-packed suite      February 1997
           boasts three games of chance including     US Suggested
           blackjack, poker and roulette, and each    Retail $129
           games provides multimedia action.  Each
           game is self-contained for singe user
           "offline" play and multi-player when
           connected to a WIN Server.

wcCODE     This utility is a compiled scripting       First release
Custom     language modeled after BASIC, and is a     March 1996;
Online     tool for developing custom applications    latest release
Develop-   for any Wildcat! online service.  In       February 1997
ment       addition, wcCode gives you easy access to  US Suggested
Engine     all the WIN Server user, file and message  Retail $149
           databases for developing custom
           maintenance applications for you system.
           wcCode can be ran from the ANSI/ASCII
           interface or the graphical interface of
           any browser.

wcCODE     This add-on product contains the wcCODE    First release
Plus Pack  source for the ANSI/ ASCII side of the     March 1996;
           BBS. It requires wcCODE and includes more  latest release
           than 15,000 lines of source code,          February 1997
           allowing total customization of the        US Suggested
           ANSI/ASCII BBS interface.                  Retail $349

wcList-    Create and administer your own Internet E- First release
Serve      mail distribution lists and extend your    December 1996;
           WIN Server community to E-mail users       latest release
           worldwide.                                 February 1997
                                                      US Suggested
                                                      Retail $149

wcPPP      A virtual terminal server that runs in     First release
           conjunction with the WIN Server to         March  1997;
           provide a raw Internet feed to clients.    US Suggested
           Once connected to the WIN Server using     Retail $799
           Windows 95 Dial-up networking or any
           Winsock compatible connection software,
           clients can run any TCP/IP application.
           Provides auto-sensing connectivity and
           automatic IP address negotiation so
           clients do not need login scripts or IP
           addressing.

wcSDK      Allows you to create and maintain your     First release
           own custom applications. The WIN Server    July 1996;
           Software Developers Kit (wcSDK) was        latest release
           created to satisfy the needs of system     February 1997;
           administrators and third party             US Suggested
           programmers developing new programs that   Retail $199
           extend the features of the WIN Server
           platform.  It consists of two
           comprehensive reference manuals; one for
           developing 16-bit code for Wildcat!
           Navigator clients and one for developing
           32-bit code for the Wildcat! server.

wcReports  Offers webmasters and Intranet system      First release
           administrators the ability to manage       June 1996;
           message forums and file libraries. The     latest release
           program can analyze demographic            February 1997
           information entered on system              US Suggested
           polls/questionnaires and export any        Retail $149
           Wildcat! Data set to a variety of
           formats.  It can also create statistical
           information in GIF format derived from
           any area for integration into HTML pages.
           This is included with all Business
           Editions and Enterprise Editions.

wcWeb/db   A client/server application development    First release
           tool based on Sapphire/Web from Bluestone  March 1997;
           Technologies.  Allows you to create WIN    US Suggested
           Server applications that provide secure    Retail $799
           access to data on a Microsoft SQL server
           or any ODBC-compatible database.  Offers
           user authentication and access profiles
           for security and full control of data.

AskSAM     Indexes information in almost any format.  First release
Pro/Pub    Gives you the power to provide access to   December 1996;
           your askSam databases via the WIN Server.  US Suggested
                                                      Retail $499


HoTMetaL   A special "sysop pricing" of HoTMetal PRO  First release
Pro V3     from SoftQuad, a full-featured /web        March 1996;
           authoring tool for use with the WIN        US Suggested
           Server.                                    Retail $119


AUP        A subscription to the online system that   First release
(Annual or allows you to download the latest
Monthly)   technological versions of the WIN
           ServerTM

     Mustang has also developed and is freely distributing The Wildcat! Navigator to enable users to connect easily to the BBS/Web server created with Wildcat! 5. The Wildcat! Navigator is a graphical Windows front-end that offers the ease of use of the most popular Web browsers and a complete suite of clients that, among other features, allows easy "point and click" access to the other e-mail and threaded messaging areas, public and private chat conference areas, file libraries and instant paging.

DOS

     The Company continues to offer its Wildcat! 4 BBS Product line for the huge installed base of users who still use DOS as their operating system. The Wildcat! 4 line is summarized in the following table.

                   Wildcat! BBS Product Line for DOS

Product                   Description                 Release/Price
Title
Wildcat! 4 Offers support for a single incoming       First release
Single     phone line. The single line version will   August 1994;
Line       operate on a network, but only one         latest release
           individual at a time on the LAN can make   June 1996.
           use of the system. Designed as an entry    US Suggested
           level BBS for the small business,          retail $129
           hobbyist or special interest group. Often
           used to make information available to a
           relatively small number of individuals or
           to a group that needs updated information
           on a periodic basis.

Wildcat! 4 Adds support for up to 10 connections in   First release
MultiLine  any combination of network or dial-up.     August 1994;
10         Supports operation on multiple PCs on a    latest release
           network or up to eight dial-up             June 1996.
           connections on a single PC. Designed for   US Suggested
           business applications where multiple dial- Retail $249
           up or network connections are needed.
           Often used for dial-in support with
           maintenance performed locally using a
           network connection.

Wildcat! 4 Extends support to manage up to 48 total   First release
MultiLine  connections. If more than eight dial-up    March 1995;
48         connections are desired, multiple          Latest release
           networked PCs are supported with up to     June 1996.
           eight incoming connections each. Designed  US Suggested
           for the medium sized business network      Retail $499
           that desires to offer BBS services to
           both dial-up connections and most local
           area network employees. Often used as a
           network mail system capable of extending
           access to an outside sales force or
           customers.

Wildcat! 4 Extends support to manage up to 250 total  First release
MultiLine  connections. Multiple network and dial-up  August 1994;
Platinum   connections are supported in the same      latest release
           manner as the MultiLine 48 version. It     June 1996.
           includes a one year subscription to the    US Suggested
           Company's priority support program,        Retail $799
           Platinum Customer Access. Designed for
           the large corporate network or customers
           desiring a large number of dial-up
           connections. This version is often used
           for subscription BBSs and government
           applications.

Wildcat! 4 The BBS Suite contains the Wildcat!        First release
BBS Suite  MultiLine Platinum version (above)         August 1994;
           packaged with all three optional add-on    latest release
           products listed below. The individual BBS  June 1996.
           Suite products are consolidated in a       US Suggested
           single package. The Suite is  designed     Retail $999
           for and marketed to the large corporate
           and government markets. It is presented
           as a single product that offers all
           possible BBS activities with one year of
           priority support.

             Wildcat! BBS Optional Add-On Products for Dos

Product                   Description                 Release/Price
Title
wcPRO       This utility program offers extended      First release
Utilities   database processing and graphic analysis  May 1989;
for         to the BBS sysop. It is used to           latest release
Wildcat!    manipulate and evaluate many areas of BBS June 1996.
            operation, including the message section, US Suggested
            the file database, the user database and  Retail $99
            the answers given by callers to
            questionnaires.  Using wcPRO, a sysop can
            export information from these areas to
            spreadsheet programs, databases or
            mailing lists.  wcPRO also includes a
            statistical analysis function that
            generates information about BBS caller
            activity and performance that would be
            difficult to generate  manually.

wcGATE      This program gives the BBS sysop the      First release
Internet &  ability to send and receive Internet      September 1993;
MHS Gate-   USENET messages and make them available   latest release
way to      for reading and reply within Wildcat!.    June 1996
Wildcat!    It also serves as a gateway to process    US Suggested
            messages to and from any application      Retail $149
            making use of the Novell MHS message
            protocol. It is capable of processing
            file transfers sent as message
            attachments in both MHS format and
            "unencoded" Internet files. First
            released in 1991 as wcMHS for Wildcat! 3,
            the product was updated later that year
            to add Internet mail support.

wcCODE      This utility is a programming environment First release
Custom      that allows the creation of customized    August 1994;
Online      modules that can replace or add to the    latest release
Develop-    functionality of a Wildcat! BBS. The      June 1996.
ment        compiler creates executable code that can US Suggested
Engine      be directly linked to Wildcat!.  It       Retail $149
            consists of a structured procedural
            language similar to BASIC that includes
            all Wildcat! internal functions.  Using
            wcCODE, a sysop can create any number of
            customized applications to be executed by
            callers to the BBS.

wcBILLING   This utility allows system operators      First release
for         (sysop) using Wildcat version 4.11 and    June 1995;
Wildcat     above to track callers' use of their BBS  latest release
            resources and bill for their use          June 1996/
            instantly. Sysops can design their BBSs   US Suggested
            to require prepay, post-pay or a          Retail $149
            combination of the two for itemized
            resources used, such as reading and
            writing messages, uploading and
            downloading files, using doors or chat
            sessions, and more. Sysops may also bill
            their callers for each minute connected
            to their BBSs and use the utility as a
            management tool to track and create
            reports on the popularity of particular
            BBS resources and the frequent users of
            those resources.

                      Telecommunications Software

  The Qmodem product was first released in 1982, was acquired by the Company in 1991 and was reconfigured and released as QmodemPro in January 1992. Mustang has released four upgrades and seven minor revisions since that time. QmodemPro includes Windows 95, Windows 3.x and DOS products.

                        QmodemPro Product Line

Product                   Description                Release/Price
Title
QmodemPro   Qmodem Pro for Windows 95 was the first   First release
for         communications software offered for use   August 1995;
Windows 95  with Windows 95, allowing users to take   latest release
            full advantage of their modems. The       February 1997
            program contains features beyond the      US Suggested
            Windows 95 standard terminal program,     Retail $129
            including a phone book, a telnet client,
            programmable toolbar, graphic viewer, OLE
            2.0 drag and drop handling, script
            language, macro keys, host mode, 35
            terminal emulations, including ANSI,
            RIPscrip, VT100, VT220, VT320, IBM3270,
            and WYSE 30 through 185, and 11 file
            transfer protocols, including Zmodem,
            CompuServe B+, Ymodem, Xmodem and ASCII.
            The program's phone book gives the user a
            place to store his or her most dialed
            systems such as a BBS or mainframe,
            allows association of such numbers with
            an icon for easy point and click
            operation and access via the creation of
            desktop shortcuts. Among others,
            QmodemPro for Windows 95 features: a
            programmable toolbar, which can be
            customized from nearly 50 different
            program function icons than can be moved
            and arranged to create a personalized
            interface; a graphical file viewer, which
            can be used to display files in GIF
            (graphics interchange format, BMP (bit
            map) and JPEG (joint photographic experts
            group) formats, and even offers a zoom
            feature; and a powerful script language
            with quick-learn capabilities for
            automating online sessions and creating
            customer interfaces and offering both a
            compiler and debugger, which, coupled
            with a new syntax highlighting editor,
            makes code much easier to read and debug
            powerful applications with minimal
            effort.

QmodemPro   QmodemPro for Windows is a                First release
for         telecommunications program for the        December 1993;
Windows     Microsoft Windows v.3.x environment. It   latest release
            supports 31 terminal  emulations,         May 1995.
            including Remote Imaging Protocol (RIP)   US Suggested
            for displaying graphics. File transfers   Retail $99
            are performed using a choice of ten file
            transfer protocols including industry
            standards Kermit, Zmodem and CompuServe's
            B+. Multimedia sound support can be
            linked to many program functions. In
            addition, the package includes both send
            and receive FAX capabilities for use with
            any class 1 or 2 FAX modem. Documents may
            be faxed through QmodemPro for Windows or
            directly from within any Windows
            application. Program operation can be
            automated using the compiled script
            language (SLIQ) or the programmable macro
            keys. The installation program allows
            selection from over 170 popular modems.
            The Company began marketing a "Lite"
            version of the product to OEMs of modems
            and PCs in early 1995.


QmodemPro   An individual package called a "Network 5 First release
for         Pack" is the unit of sale for this        December 1994;
Windows     product. Each 5-Pack contains a single    latest release
Network     set of program disks and five sets of     May 1995.
Edition     documentation. The program is identical   US Suggested
            to the standard Windows release but adds  Retail $399
            support for communicating with modems
            shared on a local area network using INT
            14 and the NASI/NCSI standard. In
            addition, the Network Edition allows a
            single copy of QmodemPro for Windows to
            be installed on a shared network drive
            with individual configuration files and
            phone books located on private drives or
            directories.

QmodemPro   QmodemPro for DOS is a telecommunications First release
for DOS     program for the MS-DOS environment. It    mid-1992;
            supports 15 terminal emulations,          latest release
            including Remote Imaging Protocol (RIP)   October 1994.
            for displaying graphics. File transfers   US Suggested
            are performed using a choice of ten file  Retail $99
            transfer protocols including industry
            standards Kermit, Zmodem and CompuServe's
            B+. It supports FAX send with any class 1
            or 2 FAX modem, has full mouse support, a
            script language and programmable key
            support for automating program operation.
            The installation program allows selection
            from over 170 popular modems. Also
            included is QMGate, an integrated program
            for automated mail gathering of
            CompuServe E-mail and Forum messages and
            MCI E-mail. QmodemPro for DOS includes a
            special version of the Company's Off-Line
            Xpress (OLX) for DOS mail reader.
                      E-Mail Management Software

     The Off-Line Xpress product was first released under the name "SLMR" in September 1990 and was acquired by the Company in January 1992. Mustang has provided three major upgrades and seven minor revisions since that time. Off-line Xpress is offered in both Windows and DOS versions.

                  Off-Line Xpress (OLX) Product Line

Product                    Description                Release/Price
Title
Off-Line    This is a message management program      First release
Xpress      designed for callers to any brand BBS     March 1995;
for         using the QWK message format. Messages    latest release
Windows     from these BBSs can be downloaded in a    November 1995.
            compressed message packet, saving the     US Suggested
            time required to read mail while          Retail $49
            connected to the system. OLX works with
            all BBS programs capable of generating
            the QWK format. It offers full mouse
            support, online help, and a built-in text
            editor which optionally can be replaced
            with any other editor or word processor
            if desired. Features include message
            reply, forwarding, carbon copies, text
            search,  and spell checking of replies
            and several forms of automation of
            repetitive tasks and list processing.
            It also provides multimedia sound support
            for playing Wave audio (.WAV) files in
            connection with various program
            functions.

Off-Line    This product's features and functionality First release
Xpress      mirror the Windows product, but omit the  January 1992;
for DOS     Wave audio capacity.                      latest release
                                                      October 1994.
                                                      US Suggested
                                                      Retail $40

Product Development

     The markets for the Company's products are characterized by rapidly changing technology and frequent new product introductions. Accordingly, the Company believes its future prospects depend on its ability not only to enhance and successfully market its existing products, but also to develop and introduce new products in a timely fashion which achieve market acceptance. There can be no assurance that the Company will be able to identify, design, develop, market or support such products successfully or that the Company will be able to respond effectively to technological changes or product announcements by competitors. In particular, if the Company fails to successfully anticipate customer demand for new products or product enhancements or upgrades or otherwise makes incorrect product development decisions, the Company could be adversely affected both by the loss of anticipated revenue and, possibly, its competitors' increase in their installed base of customers. These adverse results could be particularly significant if the Company were to make a number of incorrect product development decisions in succession or within a short period of time. Mustang has on a number of occasions experienced delays in the commencement of commercial shipments of new products and enhancements, resulting in delay or loss of product revenues. From time to time, Mustang and others may announce new products, capabilities or technologies that have the potential to replace or shorten the life cycle of Mustang's existing product offerings. There can be no assurance that announcements of currently planned or other new product offerings will not cause customers to defer purchasing existing Company products or cause distributors to return products to Mustang. In addition, programs as complex as the software products offered by Mustang may contain undetected errors or "bugs" when they are first introduced or as new versions are released. Delays or difficulties associated with new product introductions or product enhancements, or the introduction of unsuccessful products or products containing undetected "bugs", could have a material adverse effect on Mustang's business, operating results and financial condition.

     The Company continually monitors and explores emerging telecommunications and messaging technology and believes that product development must be tightly linked to market needs. The Company anticipated the shift from DOS to Windows and successfully released a Windows alternative to its QmodemPro (DOS) product, maintaining momentum as buyer preferences changed. Mustang's product development is now centered in Windows NT and Windows 95 and directly targets the expanded use of international networks, including the Internet. For the years ended December 31, 1995 and 1996, the Company expended $845,896 and $980,413, respectively, on research and development, none of which was customer funded. The Company expected that the release of Windows 95 by Microsoft would generate an immediate demand for products capable of making use of its new features, and devoted a substantial portion of its research and development expenditures to such products. Product development for the QmodemPro line included a release of QmodemPro 2.0, specifically for Windows 95 and jointly released with Microsoft's release of Windows 95 on August 22, 1995. The Company also developed a version of QmodemPro for Windows NT v.4.0 and released this product simultaneously with the release by Microsoft Windows NT v.4.0.

     Prior to its current development of software for Windows 95 and Windows NT, Mustang did not develop a BBS software program for Windows, believing that the current and earlier versions of Windows were unable to handle competently most multiple telecommunications sessions. The capabilities of the Windows NT and Windows 95 platforms have the ability to support the next generation of BBS/Web Server technology. Accordingly, the Company has devoted and is devoting a substantial portion of its research and development resources to the Windows 95 and Windows NT environments and now offers a suite of Web server and internet/intranet utility applications for Windows 95 and Windows NT.

     The Company completed its development of, and released several add-on products for Wildcat! 5, including: wcExchange Client, which provides e-mail integration from Wildcat!'s messaging system to Microsoft's Exchange platform allowing LAN users to seamlessly access their Web server e-mail directly from the in-box of Microsoft Exchange; wcSubscribe, which provides an electronic gateway to process charges via credit card or check online; wcCasino, which will offer games for interactive muliplayer gaming; wcReports, which enables the exporting of data and usage statistics; and Wildcat! Custom Connector, which allows customization and personalization of the Wildcat! Navigator with company or organization logos and graphics.

Sales, Marketing and Distribution

     Mustang distributes its product line through distributors and resellers, through OEMs who bundle one of the Company's software products with their own products, and through direct sales to end users. Mustang relies on its distribution network for a substantial portion of its sales. The Company's distributors also represent other lines of products, some of which may be competitive with those of the Company. Mustang's distributors are not within its control and are not obligated to purchase products from the Company. While Mustang encourages its distributors to focus primarily on the promotion and sale of the Company's products, there can be no assurance that these distributors will not give higher priority to the sale of other products, including products developed by existing or potential competitors. Furthermore, there can be no assurance as to the continued viability or stability of the Company's distributors, Mustang's ability to retain its existing distributors (the agreement with each of which may be terminated upon prior notice ranging from 30 to 90 days), or the Company's ability to add or retain new distributors.

     In the United States, the Company sells primarily through three distributors: Ingram Micro Inc. ("Ingram"), Merisel Americas, Inc. ("Merisel") and DistribuPro, Inc., which sells the Company's products to such resellers as CompUSA, Egghead, Computer City, Software Etc., Babbages, Best Buy, Micro Center, Media Play, Fry's Electronics and Office Max. The Company does not grant specific territories to its domestic distributors. The Company seeks to ensure that all of its distributors are knowledgeable with respect to the Company's products. Mustang's domestic distribution agreements typically provide for terms of one to two years, with automatic one-year renewals and earlier termination upon 30 to 90 days' written notice. The agreements generally provide price protection to the distributors in the event that the Company offers its products at a lower price to any other party. One of these agreements also provides for rebates and other sales incentives if certain purchase requirements are met. During 1995 and 1996, sales to Ingram accounted for 47% and 7%, respectively, of the Company's revenues and during 1995 and 1996, sales to Merisel accounted for 11% and 6%, respectively, of total revenues. No other customer accounted for over 10% of Mustang's revenues in 1995 or 1996. The loss of Ingram or Merisel, or a material reduction in orders from either of them, would have a materially adverse effect on the Company's operations.

     Internationally, the Company sells through distributors who purchase, warehouse and sell software. Three of Mustang's four international distributors have exclusive distribution rights to specific countries throughout the world, but such rights become non-exclusive at the Company's option if the distributor fails to meet certain minimum purchase obligations. The fourth distributor has nonexclusive rights. The distribution agreements have terms of one or two years from commencement; however, the Company has the right to terminate the distribution agreements within 30 or 60 days of giving notice if the distributors fail to meet the minimum purchase obligations, and either party has the right to terminate the agreement upon written notice in the event of a breach which is not cured within 30 or 60 days after receiving written notice. In 1995 and 1996, revenues from international sales represented approximately 9.1% and 15%, respectively, of total revenues. International sales are subject to inherent risks including exposure to currency fluctuations, regulatory requirements, political and economic instability and trade restrictions. Although Mustang's sales are typically made in U.S. dollars, a weakening in the value of foreign currencies relative to the U.S. dollar could have an adverse impact on the Company by increasing the effective price of the Company's products in its international markets. In addition, lower sales levels in Europe, which typically occur during the summer months, may adversely affect the Company's business.

     Direct sales by the Company are made by mail order to end users who are solicited through Web Server notices and mailings to Mustang's installed customer base, catalogs and media advertising. Direct sales accounted for 35% and 66% of revenues during the years ended December 31, 1995 and 1996, respectively. Sales to OEMs and business users requiring volume purchases are conducted directly by the Company and are negotiated on a case-by-case basis.

     Mustang's internal sales force is responsible for expanding and improving the sales volume generated by its sales channels. The sales force is also responsible for communicating the Company's capabilities to targeted audiences, solving application and implementation challenges for resellers and users, as well as coordinating orders. The sales group includes a Customer Service Department which coordinates and processes orders and seeks to ensure customer satisfaction through the timely communication of accurate information to customers.

     Mustang's marketing efforts are aimed at educating the end user about the capabilities of telecommunications applications in general, Web Server and Internet/Intranets in particular. The Company's activities in media advertising, direct mail, trade shows and free demonstration products are often geared toward explaining product capabilities. The Company in-house public relations department places advertising, arranges editorial comment and places articles regarding Mustang's products. Mustang also distributes free copies of previous versions of its products in order to introduce customers to its product line. These "test-drive" releases are fully supported by the Company's technical support department where "test-drive" support calls are treated as a sales opportunity.

    Mustang believes that customer service and support is an effective marketing tool. The technical support department is one of the largest departments in the Company, comprising approximately one-fourth of its employees. Mustang provides 45 days of free access (excluding toll charges) to customer support by telephone and through its Web Server. In March 1996, Mustang expanded its "Platinum Customer Access Program," providing a choice of toll-free access to technical support personnel for a charge of $450 per year or "pay-as-you go" access via a "900" telephone number.

     The Company's marketing services group handles advertising and public relations. It creates advertising, brochures and manuals, manages trade show exhibits and places articles highlighting applications of Mustang products in trade and industry publications. Mustang also provides samples of its products to authors of books covering the use of computers and Web Servers to communicate and participates in online publications. A technical support group assists the Company's marketing efforts by providing a hot line staffed by experienced technical personnel.

     Typically, orders are shipped within 48 hours; accordingly, backlog is not material to the Company's business or operations.

Medium Duplication and Packaging; Suppliers

     CD-ROM and disk duplication and packaging are typically outsourced, but can still be performed at the Company's facilities in Bakersfield, California. Upgrades and new product releases often generate order volumes that require outside suppliers to provide these services. All manuals and boxes are designed in house and produced using outside suppliers.

     The Company purchases from various suppliers numerous CD- ROMs and diskettes that are used in the distribution of its software. Because of the availability of alternative sources of supply, the Company believes it is not necessary to enter into written agreements with its suppliers. Although management believes there are numerous sources for CD-ROMs, the Company currently relies on four sources of supply. As such, the Company is vulnerable to changes in product quality and pricing by its suppliers. Future disruptions in the supply of suitable CD-ROMs from the Company's principal suppliers, if prolonged, could have a material adverse effect on the Company's results of operations unless and until the Company were able to obtain suitable replacements.

Competition

     The market for the Company's products is intensely competitive. Mustang competes generally on the basis of product features and functions, technical support and other related services, ease of product setup and use and price/performance. The Company competes with a number of independent software suppliers who offer Web Server or telecommunications software as or among their product line(s). Many of the Company's existing or potential competitors have longer operating histories and significantly greater financial, technical, sales, marketing and other resources than the Company. Certain of these companies, may also have greater name recognition and a larger installed customer base than the Company. Mustang's competitors could in the future introduce products with more features and lower prices than the Company's products. These organizations could also bundle existing or new products with other products or systems to compete with the Company. In addition, if the market for telecommunications software grows as expected by the Company, a number of companies with significantly greater resources than Mustang could attempt to enter or increase their presence in the market by acquiring or forming strategic alliances with competitors of the Company. For example, Microsoft does not currently offer Internet/Intranet functionality or other telecommunications programs that the Company considers comparable or similar to Wildcat! or QmodemPro. To the extent that Microsoft or others incorporate applications comparable or perceived as comparable to those offered by Mustang into Windows or other products (or separately offer such products), sales of Mustang's products could be materially adversely affected, and there can be no assurance that any such action by Microsoft or others would not render Mustang's Windows-based products noncompetitive or obsolete.

Proprietary Rights

     The Company regards its software as proprietary and attempts to protect it with copyrights, trademarks, restrictions on disclosure, copying and transferring title and enforcement of trade secret laws. Mustang has no patents and existing copyright laws afford only limited practical protections for its software. Furthermore, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. Mustang licenses its products primarily under "shrink wrap" license agreements that are not signed by licensees and therefore may be unenforceable under the laws of certain jurisdictions. Despite its precautions, it may be possible for unauthorized third parties to copy certain portions of the Company's products or to obtain and use information that the Company regards as proprietary. Although the Company relies to a degree on the legal protections available to protect its proprietary rights, Mustang believes that, due to the rapid pace of innovation within its industry, factors such as the technological and creative skills of its personnel and its reputation for product support are as, if not more, important to the Company's continued success.

     As the number of software products increases and the functionality of these products further overlaps, Mustang believes that such software will increasingly become the subject of claims that such software infringes the rights of others. Although the Company does not believe that its products infringe on the rights of third parties, there can be no assurance that third parties will not assert infringement claims against the Company in the future or that any such assertion will not result in costly litigation or require the Company to obtain a license to intellectual property rights of such parties. In addition, there can be no assurance that such licenses will be available on reasonable terms, or at all. Online telecommunications, including through Web Servers, is a relatively new and evolving industry. As such, industry participants may be subject to certain legal risks, some of which are not yet fully developed. For example, court cases indicate that Webmasters may, under certain circumstances, have direct or vicarious liability for copyright infringement and certain torts committed by Web users, including libel and defamation. It is possible that developing legal principles could adversely affect the Company by increasing the legal risks associated with owning and operating a Website, thereby making Websites less attractive relative to other telecommunications methods or formats.

Employees

     On December 31, 1996 the Company employed 40 persons (39 of which were employed full-time), of which 19 were involved in engineering and technical support, 6 in processing orders and shipping/receiving, 9 sales and marketing and 6 in general administration. None of the Company's employees is covered by a collective bargaining agreement. The Company considers its relationship with its employees to be excellent.

Item 2. Properties

     The Company's executive offices and sales, marketing and production facilities occupy an approximately 12,000 square foot building located in Bakersfield, California. This building is leased from the Company's principal shareholders, James A. Harrer and Richard J. Heming. See Item
12. Certain Relationships and Related Transactions.

Item 3. Legal Proceedings

     Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable.

                               Part II

Item 5. Market for Common Equity and Related Stockholder Matters

     Shares of the Company's Common Stock have traded on the over-the-counter market since the Company's initial public offering on April 5, 1995 and are included in The Nasdaq National Market under the symbol "MSTG." The following table sets forth for the quarters indicated the high and low last reported sale prices as reported by The Nasdaq National Market.

                                           High        Low
      1995
      Second Quarter (from April 5)    $   8.25    $  4.88
      Third Quarter                       10.00       4.75
      Fourth Quarter                      11.50       5.75

      1996
      First Quarter                    $   9.00    $  5.50
      Second Quarter                       7.50       4.00
      Third Quarter                        3.75       2.25
      Fourth Quarter                       2.63       1.00

      The 3,374,967 shares of Common Stock of the Company outstanding as of March 11, 1997 were held of by 102 shareholders of record, who, the Company believes, held for in excess of 400 beneficial holders.

     Prior to its initial public offering, the Company had paid cash dividends on its Common Stock, but has not done so since then and anticipates that it will not pay cash dividends in the foreseeable future.

Item 6. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

     The following discussion should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Prospectus.

General

     Mustang is a leading telecommunications software company that designs, develops, markets and supports software which permits computer users to communicate with each other online using standard phone lines and LAN and WAN connections. Mustang's products also provide connectivity to the resources and emerging commercial applications of the Internet worldwide network. The Company's products include the Wildcat! line of WEB and FTP software, the QmodemPro line of telecommunications software and the Off-Line Xpress series of E-mail management software. All of the Company's programs operate under DOS and most have companion versions for Microsoft Windows. All are specifically designed to operate in a network environment to take advantage of resource sharing and distributed processing used in multiple-PC networks.

     Because Mustang generally ships its telecommunications software products within a short period after receipt of an order, it typically does not have a material backlog of unfilled orders, and revenues in any quarter or other period are substantially dependent on orders booked in that period. Orders booked during any particular period are substantially dependent upon numerous factors, including the scheduled release of new products and product enhancements and updates by Mustang and its competitors, the release or anticipated release of complementary products by other software suppliers, market acceptance of such products, enhancements and updates, and numerous other factors, many of which are beyond the Company's control. In addition, Mustang's expense levels for each quarter are, to a significant extent, fixed in advance based upon the Company's expectations as to net sales during that quarter. Generally, Mustang is not able to adjust spending timely enough to compensate for unexpected shortfalls in net sales. Further, as a result of these factors, any delay in product introductions, whether due to internal delays or delays caused by third party difficulties or any significant shortfall of demand in relation to Mustang's expectations would have an almost immediate adverse impact on Mustang's operating results and on its ability to maintain profitability in a quarter.

The following table presents unaudited selected financial data for each of the eight quarters in the period ended December 31, 1996.

                                    Year ended December 31,
                            1995                             1996
               First    Second  Third    Fourth   First   Second   Third    Fourth
               Quarter  Quarter Quarter  Quarter  Quarter Quarter  Quarter  Quarter
                      (In thousands, except per share data)

                                   (unaudited)
Summary of
Operations:
Revenue           $1,051   $933   $2,603    $233     $1,203  $1,266     $755     $586
Gross profit         860    754    2,192      82        986   1,019      640      519
Operating
 expenses            834    996    1,648   1,863      1,712   1,729    1,789    1,576
Income (loss)
 from operations      26   (241)     543  (1,781)      (726)   (710)  (1,149)  (1,057)
Net income (loss)     12   (117)     419  (1,410)      (651)   (649)  (1,118)  (1,035)
Net income (loss)
per common share     .01   (.03)     .12    (.42)      (.19)   (.19)    (.33)    (.31)

Results of Operations:

     The following table sets forth, for the years ended December 31, 1994, 1995 and 1996, income statement data of the Company expressed in dollars and as a percentage of revenues and the percentage increase or decrease in the dollar amounts of such data in 1995 from 1994 and 1996 from 1995:

                                Year ended December 31,                                                         Percentage
                                                                                                          Increase (Decrease) in
                                              1994                  1995                    1996             Dollar Amounts in
                                                                                                             1995       1996
                                                Percent of              Percent of               Percent of   from       from
                                        Amount   Revenue       Amount    Revenue      Amount      Revenue     1994       1995
Revenue                               $4,798,454  100.0%     $4,819,999  100.0%     $3,810,240   100.0%      0.4%    (20.9%)
Cost of Revenue                          780,222   16.3%        932,000   19.3%        646,199    16.9%     19.5%    (30.7%)
- --------------------------------------------------------------------------------------------------------------------------------
Gross profit                           4,018,232   83.7%      3,887,999   80.7%      3,164,041    83.1%     (3.2%)   (18.7%)
Operating expenses:
   Research and development              460,390    9.6%        845,896   17.5%        980,413    25.7%     83.7%     15.9%
   Selling and marketing               1,132,601   23.6%      2,516,031   52.2%      3,583,958    94.0%    122.1%     42.4%
   General and administrative          1,621,023   33.8%      1,979,769   41.1%      2,241,695    58.8%     22.1%     13.2%
- --------------------------------------------------------------------------------------------------------------------------------
   Income (loss) from operations         804,218   16.8%     (1,453,697) (30.2%)    (3,642,025)  (95.6%)  (280.8%)  (250.5%)
Other income (expense), net              (43,128)  (0.9%)       192,134    4.0%        190,000     5.0%    545.5%     (1.1%)
- -------------------------------------------------------------------------------------------------------------------------------
Income (loss) before provision for
  income taxes                           761,090   15.8%     (1,261,563) (26.2%)    (3,452,025)  (90.6%)  (265.8%)  (273.6%)

Benefit (provision) for income taxes    (212,000)  (4.4%)       164,711     3.4%          (800)   0.0%     177.7%    (95.5%)
- -------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                      $ 549,090   11.4%    $(1,096,852)  (22.8%)  $(3,452,825) (90.6%)   (299.8%)  (314.8%)
= ===============================================================================================================================

Comparison of Years Ended December 31, 1996 and 1995

     Revenues for the year ended December 31, 1996 were $3,810,240 a decrease of $1,009,759 or 20.9% less than revenues for the year ended December 31, 1995. As a percentage of revenues by product category for the year 1996 vs. 1995 showed the QmodemPro line at 3% and 51%, the Wildcat! line at 95% and 45%, and other products at 2% and 4%, respectively. The increase in Wildcat! revenues was directly related to the launch of Wildcat! v. 5 for Windows 95/NT in March 1996. The large percentage of QmodemPro revenues in 1995 was due to the release of QmodemPro for Windows 95 in August 19953.

     Gross profit for the year decreased from $3,887,999 in 1995 to $3,164,041 in 1996, but increased as a percentage of revenues from 80.7% in 1995 to 83.1% in 19964. The primary reason that gross profit increased as a percentage of revenues in 1996 is that cost of sales declined chiefly as a result of efficiencies achieved by (i) outsourcing production of the (e.g., CD-ROMS), manuals and packaging of Company's products and (ii) electronically distributing updates of the Company's WinServer products rather than using mailings as done in the past.

     Research and development expenses increased $134,517 in 1996 from 1995, and increased as a percentage of revenues from 17.5% in 1995 to 25.7% in 1996. The increase in research and development expenses is attributable to increases in engineers' salaries and the hiring of additional engineers. To maintain its competitive market position, the Company expects to invest a significant amount of its resources for the development of new products and product enhancements and to continue recruiting and hiring experienced software developers, while at the same time considering the acquisition of software businesses and technologies.

     Selling and marketing expenses for 1996 were $3,583,958, an increase of $1,067,927 over 1995, and they increased as a percentage of revenues from 52.2% in 1995 to 94.0% in 1996. The items primarily accounting for the increase were advertising and promotional costs for existing products and the launch of Wildcat! v.5 for Windows 95/NT in March 1996 as well as the release of nine add-on products to the Wildcat! line.

     General and administrative expenses increased for 1996 over the previous year, from $1,979,769 in 1995 to $2,241,695 in 1996, and increased as a percentage of revenue from 41.1% in 1995 to 58.8% in 1996. The items primarily accounting for the increase were higher personnel and facility costs associated with increased operations and expenditures to support the Company's infrastructure and additional costs associated with the Company becoming a public company in April 1995.

     Other income (expense) decreased only $2,134 from other income
(net) of $192,134 in 1995 to other income (net) of $190,000 in 1996.

     Benefit (provision) for income taxes decreased $165,511, from a benefit of $164,711 in 1995 to a provision of $800 in 1996. The tax benefit in 1995 was due to the utilization of the 1995 net operating loss to recoup taxes paid in prior years. The Company will have net operating losses and research and development credit carryforwards available in subsequent years.

Comparison of Years Ended December 31, 1995 and 1994

     Revenues for the year ended December 31, 1995 were $4,819,999 an increase of $21,545 or 0.4% over revenues for the year ended December 31, 1994. As a percentage of revenues by product category for the year 1995 vs. 1994 showed the QmodemPro line at 51% and 33%, the Wildcat! line at 45% and 66%, and other products at 4% and 1%, respectively. The increase in QmodemPro revenues was directly related to the launch of QmodemPro for Windows 95 in August 1995. The large percentage of Wildcat! revenues in 1994 was due to the release of Wildcat! Version 4 in July 1994.

     Gross profit for the year decreased from $4,018,232 in 1994 to $3,887,999 in 1995, and decreased as a percentage of revenues from 83.7% in 1994 to 80.7% in 1995. The decrease in gross profit percentage was primarily the result of the cost of additional auto update plan mailings and a small write off of inventory associated with old versions of Qmodem and Wildcat! in 1995.

     Research and development expenses increased $385,506 in 1995 from 1994, and increased as a percentage of revenues from 9.6% in 1994 to 17.5% in 1995. The increase in research and development expenses is attributed to the hiring of additional engineers, increases in engineers' salaries and increased square footage for the engineering department completed in October 1994. Research and development is concentrated in Windows NT and Windows 95 and directly targets the expanded use of international networks, including the Internet. The Company expects that the release of Windows 95 by Microsoft will generate demand for products capable of making use of its new features, and has devoted a substantial portion of its research and development expenditures to such products.

     Selling and marketing expenses for 1995 were $2,516,031, an increase of $1,383,430 over 1994, and they increased as a percentage of revenues from 23.6% in 1994 to 52.2% in 1995. The items primarily accounting for the increase were advertising and promotional costs of existing products and the launch of QmodemPro for Windows 95 in August 1995. The Company also added to the marketing team by hiring a Vice President of Sales and Marketing in November 1995 and director of sales in September 1995. The headcount in the sales and marketing department increased from three at the end of 1994 to 14 at the end of 1995.

     General and administrative expenses increased for 1995 over the previous year, from $1,621,023 in 1994 to $1,979,769 in 1995, and increased as a percentage of revenue from 33.8% in 1994 to 41.1% in 1995. The increase was primarily from increases in salaries, additions to personnel and additional costs associated with being a public company.

     Other income (expense) increased $235,262, from net expense of $43,128 in 1994 to net income of $192,134 in 1995. The change was primarily due to the investment income from the net proceeds of the Company's initial public offering.

     Benefit (provision) for income taxes decreased $376,711, from provision of $212,000 in 1994 to a benefit of $164,711 in 1995. The tax benefit in 1995 was due to the utilization of the 1995 net operating loss to recoup taxes paid in prior years. The Company will have net operating loss and research and development credit carryforwards available in subsequent years.

Liquidity and Capital Resources

     The Company finances its operations from the proceeds of its initial public offering and cash flows from operations. Cash and short-term investment balances at December 31, 1996 were approximately $2,920,000, a decrease of approximately $2,695,000 from December 31, 1995. Cash used in operating activities for 1996 was approximately $2,610,000, as compared to approximately $772,000 used in 1995. The principal reasons for the decrease in cash was the net loss in 1996 of approximately $3,453,000 partially offset by increases in cash resulting from the realization of accounts receivable and income tax receivable of approximately $310,000 and $230,000, respectively, and increases in accounts payable of $115,000.

     Cash provided from investing activities in 1996 was approximately $940,000. The net change in investments of $1,000,000 accounted for the majority of the change. This resulted from the conversion of a long term investment in 1995 to a short term investment in 1996.

     The Company provided approximately $6,500,000 in financing activities in 1995 and used $26,000 in 1996. The primary financing activity in 1996 was payments on the Company's capital lease obligation, while in 1995 the financing activity consisted of the proceeds of the Company's initial public offering of Common Stock.

     Mustang's distributors and direct purchasers are generally permitted a 30-day right to return to Mustang the software purchased by them. Although such returns are generally exchanged for other products or credited against future orders, Mustang may be required to accept major product returns for cash or a credit against accounts receivable. Moreover, the Company may on occasion grant more liberal rights of return to its distributors, particularly where new products or major upgrades are introduced and sales do not meet expectations. Product returns increased from approximately $1,000,000 in 1995 to approximately $1,200,000 in 1996. The Company has reserved approximately $400,000 at December 31, 1996 for future returns and other collection issues, down from $425,000 so reserved at December 31, 1995. Although management believes that Mustang has provided adequate allowances for exchanges and returns, there can be no assurance that actual returns or exchanges will not exceed Mustang's allowances, particularly in connection with the introduction of new products or enhancements. Mustang intends to introduce new or enhanced products in the future. Such future product introductions may result in higher product returns and exchanges due to the risks inherent in the introduction of such products. Any product returns or exchanges in excess of recorded allowances could have a material adverse effect on Mustang's business, operating results and financial condition.

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

    The net proceeds remaining from the Company's initial public offering, current cash balances and cash flow from operations, are expected to be sufficient to meet the Company's working capital and capital expenditure requirements for at least the next 12 months.

Item 7. Financial Statements

The following financial statements are filed as part of this Report:

                                                               Page
Report of Independent Public Accountants                         27

Balance Sheets as of December 31, 1995 and 1996                  28

Statements of Operations for the Years Ended
  December 31, 1994, 1995 and 1996                               29

Statements of Shareholders' Equity for the Years
  Ended December  31, 1994, 1995 and 1996                        30

Statements of Cash Flows for the Years Ended
  December 31, 1994, 1995 and 1996                               31

Notes to Financial Statements                                    32

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of Mustang Software, Inc.:

   We have audited the accompanying balance sheets of MUSTANG SOFTWARE, Inc. (a California corporation) as of December 31, 1995 and 1996, and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mustang Software, Inc. as of December 31, 1995 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                 ARTHUR ANDERSEN LLP



   Los Angeles, California
   February 6, 1997

                       MUSTANG SOFTWARE, INC.
                           BALANCE SHEETS

                              ASSETS

                                                       December 31,
                                                    1995         1996


CURRENT ASSETS:
 Cash and cash equivalents                     $  4,615,404    $2,920,231
 Investments                                      1,000,000           --
 Accounts receivable, net of allowance
  for doubtful accounts of $425,000 and $400,000
  at December 31, 1995 and 1996, respectively       352,174        63,529
 Income taxes receivable                            404,340       173,540
 Inventories                                        230,486       228,136
 Prepaid expenses                                    28,945        55,500
- -------------------------------------------------------------------------------------------------------------------------------
     Total current assets                         6,631,349     3,440,936
- -------------------------------------------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT:
  Property and equipment                          1,270,765     1,256,337
  Accumulated depreciation                        (278,604)      (393,337)
- -------------------------------------------------------------------------------------------------------------------------------
     Net property and equipment                     992,161       863,000
- -------------------------------------------------------------------------------------------------------------------------------

OTHER ASSETS:
  Capitalized software development costs, net        22,483         5,475
  Other                                              30,882         1,300
- -------------------------------------------------------------------------------------------------------------------------------
     Total other assets                              53,365         6,775
- -------------------------------------------------------------------------------------------------------------------------------
                                               $  7,676,875   $ 4,310,711
= ===============================================================================================================================


                LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES:
  Accounts payable                            $     681,547   $    797,214
  Current portion of capital lease                   56,057         61,839
  Accrued payroll                                    98,929         95,000
  Accrued liabilities                                58,666         68,056
  Accrued warranty and support                       45,000         45,000
  Deferred revenue                                   88,500         80,000
- -------------------------------------------------------------------------------------------------------------------------------
     Total current liabilities                    1,028,699      1,147,109
- -------------------------------------------------------------------------------------------------------------------------------

CAPITAL LEASE OBLIGATION, net of current portion    399,060        337,221
- -------------------------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (Note 7)

SHAREHOLDERS' EQUITY:
  Preferred stock, no par value:
    Authorized--10,000,000 shares
      None issued or outstanding                         --            --
  Common stock, no par value:
    Authorized--30,000,000 shares
       Issued  and  outstanding--3,356,300 and
       3,374,967 shares at December 31,
       1995 and 1996, respectively                6,598,632      6,628,722
    Accumulated  deficit                           (349,516)    (3,802,341)
- -------------------------------------------------------------------------------------------------------------------------------
     Total shareholders' equity                   6,249,116      2,826,381
- -------------------------------------------------------------------------------------------------------------------------------

                                                $ 7,676,875    $ 4,310,711
= ===============================================================================================================================

The accompanying notes are an integral part of these balance sheets.

                       MUSTANG SOFTWARE, INC.
                      STATEMENTS OF OPERATIONS

                                                      Year Ended December 31,
                                                1994           1995           1996
REVENUE                                    $  4,798,454  $  4,819,999     $  3,810,240
COSTS OF REVENUE                                780,222       932,000          646,199
- -------------------------------------------------------------------------------------------------------------------------------
     Gross profit                             4,018,232     3,887,999        3,164,041
- -------------------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES:
  Research and development                      460,390       845,896          980,413
  Selling and marketing                       1,132,601     2,516,031        3,583,958
  General and administrative                  1,621,023     1,979,769        2,241,695
- -------------------------------------------------------------------------------------------------------------------------------
     Total operating expenses                 3,214,014     5,341,696        6,806,066
- -------------------------------------------------------------------------------------------------------------------------------
  Income (Loss) from operations                 804,218    (1,453,697)      (3,642,025)
- -------------------------------------------------------------------------------------------------------------------------------
OTHER INCOME (EXPENSE):
  Interest expense                              (52,803)      (47,607)         (42,663)
  Interest income                                 6,306       241,012          252,620
  Other                                           3,369        (1,271)         (19,957)
- -------------------------------------------------------------------------------------------------------------------------------
      Total  other income (expense)             (43,128)      192,134          190,000
- -------------------------------------------------------------------------------------------------------------------------------
Income (Loss) before provision for
      income taxes                              761,090    (1,261,563)      (3,452,025)

PROVISION  (BENEFIT) FOR INCOME  TAXES          212,000      (164,711)             800
- -------------------------------------------------------------------------------------------------------------------------------
NET  INCOME  (LOSS)                        $    549,090 $  (1,096,852)   $  (3,452,825)
= ===============================================================================================================================
NET  INCOME  (LOSS) PER COMMON SHARE       $        .26         $(.36)   $       (1.03)
= ===============================================================================================================================
WEIGHTED  AVERAGE  NUMBER OF SHARES
OUTSTANDING                                   2,131,000     3,049,825        3,360,245
= ===============================================================================================================================


The accompanying notes are an integral part of these financial statements.

                       MUSTANG SOFTWARE, INC.
                STATEMENTS OF SHAREHOLDERS' EQUITY

                                        Common Stock          Accumulated
                                      Shares     Amount         Deficit       Total
BALANCE,  December  31, 1993       2,106,000 $   13,344    $    198,246  $   211,590
  Net income                              --         --         549,090      549,090
- -------------------------------------------------------------------------------------------------------------------------------

BALANCE, December 31, 1994         2,106,000     13,344         747,336      760,680
  Issuance of stock, net of
   offering cost of
   approximately $1,540,000        1,250,000  6,584,538              --    6,584,538
  Exercise of stock options              300        750              --          750
     Net loss                             --         --      (1,096,852)  (1,096,852)
- -------------------------------------------------------------------------------------------------------------------------------

BALANCE, December 31, 1995         3,356,300   6,598,632       (349,516)   6,249,116
  Exercise of stock options            2,300       5,750             --        5,750
  Issuance of stock, ESPP             16,367      24,340             --       24,340
     Net   loss                          --           --     (3,452,825)  (3,452,825)
- -------------------------------------------------------------------------------------------------------------------------------

BALANCE, December 31, 1996         3,374,967 $ 6,628,722   $ (3,802,341) $ 2,826,381
= ===============================================================================================================================


The accompanying notes are an integral part of these financial statements.

                       MUSTANG SOFTWARE, INC.
                      STATEMENTS OF CASH FLOWS

                                                Year Ended December 31,
                                                1994            1995             1996

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                        $  549,090     $ (1,096,852)  $  (3,452,825)
  Adjustments to reconcile net income (loss)
  to net cash provided by operating
  activities:
    Depreciation and amortization              114,316          184,864         196,176
    Loss on sale of property and equipment          --            1,271          19,958
    Provision for losses on
     accounts receivable                        10,000          400,000         (25,000)
    Changes in assets and liabilities:
     Accounts receivable                      (292,462)        (248,371)        313,645
     Inventories                              (141,624)           8,420           2,350
     Prepaid expenses                               --          (28,945)        (26,555)
     Deferred taxes                            (33,500)          33,500              --
     Other assets                                   --          (20,482)         19,182
     Accounts payable                           14,708          466,890         115,667
     Accrued payroll                           (40,953)           5,471          (3,929)
     Accrued liabilities                        14,825            4,562           9,390
     Income taxes receivable/payable            48,931         (522,835)        230,800
     Accrued warranty and support               20,000          (25,000)             --
      Deferred  revenue                        (36,600)          65,800          (8,500)
- -------------------------------------------------------------------------------------------------------------------------------
     Net cash provided (used) by
      operating activities                     226,731         (771,707)     (2,609,641)
- -------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of property
       and equipment                                --            3,000           9,400
    Purchase of software                            --           (7,000)             --
    Purchases of property and equipment       (166,765)        (333,093)        (68,965)
      Net change in  investments                    --       (1,000,000)      1,000,000
- -------------------------------------------------------------------------------------------------------------------------------
    Net cash provided (used) by investing
      activities                              (166,765)      (1,337,093)        940,435
- -------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Net proceeds from issuance of stock             --        6,585,288          30,090
     Payments  on  capital lease obligation    (26,000)         (70,883)        (56,057)
- -------------------------------------------------------------------------------------------------------------------------------
     Net cash provided (used) by
       financing activities                    (26,000)       6,514,405         (25,967)
- -------------------------------------------------------------------------------------------------------------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS       33,966        4,405,605      (1,695,173)

CASH AND CASH EQUIVALENTS, beginning of year   175,833          209,799       4,615,404
- -------------------------------------------------------------------------------------------------------------------------------

CASH  AND  CASH  EQUIVALENTS, end of year    $ 209,799     $  4,615,404    $  2,920,231
= ===============================================================================================================================

SUPPLEMENTAL DISCLOSURES:
  Interest paid                                $52,803          $47,607         $42,663
  Taxes paid                                  $197,000         $335,000            $800

The accompanying notes are an integral part of these financial statements.

                       MUSTANG SOFTWARE, INC.
                   NOTES TO FINANCIAL STATEMENTS

1.  Line of Business

Mustang Software, Inc. ("MSI" or the "Company") is a telecommunications software company that designs, develops, markets and supports software for the personal computer. Similar to most companies in this line of business, the Company's products are subject to rapid technological change. Because of technological changes, the Company needs to continuously expend resources to develop new software. In April 1995, the Company completed an initial public offering resulting in net proceeds of approximately $6,500,000. A large portion of the Company's revenue over the three years presented has been derived from sales to one distributor, Ingram Micro Inc. ("Ingram"). Revenue from Ingram accounted for 37%, 47% and 7% of 1994, 1995 and 1996 revenue, respectively.

2.  Summary of Significant Accounting Policies

a.  Revenue Recognition

     The Company recognizes revenues related to software licenses and software maintenance in compliance with the American Institute of Certified Public Accountants (AICPA) Statement of Position No. 91-1 "Software Revenue Recognition," and Financial Accounting Standards Board
(FASB) Statement 48 "Revenue Recognition When Right of Return Exists." Product revenue is recorded at the time of shipment net of estimated allowances for bad debts and for product returns and exchanges. Any insignificant post-contract support obligations are accrued for at the time of the sale. Maintenance and product upgrade agreement revenues are recognized on a straight-line basis over the life of the maintenance or product upgrade agreement, generally twelve months. Returns increased from approximately $1,000,000 in 1995 to approximately $1,200,000 in 1996. Management believes that the approximately $400,000 provided for additional returns is adequate at December 31, 1996.

b.  Cash and cash equivalents

     Cash consists of demand deposits with financial institutions. The Company considers all highly liquid short-term investments with original maturities of three months or less to be cash equivalents for the purposes of the balance sheet and statement of cash flows.

c.  Investments

     At December 31, 1995, investments consisted of a $1,000,000 corporate commercial paper, which was a held-to-maturity investment. This investment was valued at amortized cost which approximated market and matured in February 1996. At December 31, 1996 no investments were held with original maturities of more than three months.

d.  Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market and consist primarily of manuals, computer disks, and shipping containers.

e.  Software Development Costs

     Under the provisions of Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," the Company is required to capitalize software development costs when "technological feasibility" of the product has been established and anticipated future revenues assure recovery of the capitalized amounts. Because of the relatively short time period between "technological feasibility" and product release, relatively small amounts of software development costs have been capitalized.

     The ongoing assessment of recoverability of capitalized software development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological obsolescence, anticipated future revenues, estimated economic life, changes in software and hardware technology, and patent and trademark law and litigation.

     Amortization of capitalized software development costs is provided over an economic life of 36-60 months. Amortization expense was $15,600, $15,700 and $17,000 for the years ended December 31, 1994, 1995 and 1996, respectively.

f.  Warranties

     The Company provides a warranty of 90 days. A provision for warranty expense is recorded at the time of shipment. To date, the Company has not experienced any significant warranty claims.

g.  Property and Equipment

     Property and equipment consists of the following:

                                                       December 31,
                                                    1995       1996
Building                                        $ 552,000    $552,000
Vehicles                                           11,149      11,149
Office Equipment                                  123,133     120,065
Show Displays                                      99,585      99,585
Leasehold Improvements                             11,510      18,945
Computer Equipment                                473,388     454,593
- -------------------------------------------------------------------------------------------------------------------------------
                                                 1,270,765  1,256,337

Less--Accumulated depreciation                   (278,604)   (393,337)
- -------------------------------------------------------------------------------------------------------------------------------

Net Property and Equipment                      $  992,161 $  863,000
= ===============================================================================================================================

     Depreciation of property and equipment is computed using the straight-line method over the following estimated useful lives:

          Building                                   20 years
          Vehicles                                    5 years
          Office Equipment                            5 to 7 years
          Show Displays                               5 to 7 years
          Leasehold Improvements                      7 years
          Computer Equipment                          3 to 5 years

h.  Statement of Cash Flows

     The Company prepares its statement of cash flows using the indirect method as defined under Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows."

i.  Net Income Per Common Share

     Net income per common share for the years ended December 31, 1994, 1995 and 1996 is based on the weighted average number of common shares outstanding. For each period presented, per share information was computed pursuant to the rules of the Securities and Exchange Commission
(SEC), which require that common stock issued by the Company during the twelve months immediately preceding the Company's initial public offering plus the number of common shares issuable pursuant to the grant of options issued during the same period, be included in the calculation of the shares outstanding using the treasury stock method (dilutive effect of 25,000 shares for the years ended 1994). Stock options are common stock equivalents, but they are excluded in the computation of loss per share in fiscal year 1995 and 1996 because they are anti-dilutive.

j.  Stock Split

     On March 15, 1995, the board of directors approved a 202.5 for one common stock split. All information in the accompanying financial statements has been retroactively restated to reflect the split.

k.  Sales and Concentration of Credit Risk

     For the year ended December 31, 1994, the Company's largest customer contributed 37% of total revenues. For the years ended December 31, 1995 and 1996, the Company's two largest customers contributed 58% and 13% of total revenues respectively. Sales to countries other than the United States approximated $450,000, $440,000, and $574,700 in 1994, 1995 and 1996, respectively. The Company performs periodic credit evaluations of its customers. The Company maintains reserves for potential credit losses and such losses have been within management's expectations. Accounts receivable from the Company's largest customer at December 31, 1995, totaled approximately $241,000, net of allocated reserves. Accounts receivable from the Company's two largest customers at December 31, 1996, totaled approximately $39,000 and $15,000, net of allocated reserves.

l.  Income Taxes

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109), under which deferred assets and liabilities are provided on differences between financial reporting and taxable income using enacted tax rates.

m. Reclassifications

     Certain reclassifications have been made to prior years amounts to conform to the current year's presentation.

n. Use of Estimates in the Preparation of Financial Statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.  Related Party Transactions

     In December 1993, the Company entered into a five-year lease agreement with its two principal shareholders for its facility, currently requiring monthly rental payments of $12,817.

     The shareholders incurred debt of approximately $822,000 to purchase the facility. The Company has guaranteed all of this debt. In the event of default by the shareholders under the loan agreement covering $372,000 of this debt, the lender thereunder may exercise an assignment of the shareholders' interest as landlord in a contingent 20-year lease previously signed by the Company as tenant for the facility. This contingent lease provides for a monthly rent of $6,200 and supersedes the current lease in the event of any such assignment. The lease has been accounted for as a capital lease (see Note 7).

4.  Income Taxes

     Under SFAS 109, deferred tax assets or liabilities are computed based on the temporary differences between financial statement and income tax bases of assets and liabilities using the enacted marginal income tax rate in effect for the year in which the differences are expected to reverse. Deferred income tax expenses or credits are based on the changes in the deferred income tax assets or liabilities from period to period. At December 31, 1996, the Company has net operating loss carryforwards available of approximately $5,500,000 which will expire through the fiscal year 2011.

     The provision (benefit) for income taxes is comprised of the following components:

                                           Year Ended December 31,
                                         1994         1995       1996
Current:
  Federal                             $186,500     $(199,011)     --
  State                                 59,000           800     800

Deferred:
  Federal                              (28,500)       28,500      --
  State                                 (5,000)        5,000      --
- -------------------------------------------------------------------------------------------------------------------------------

Provision (benefit) for income taxes  $212,000     $(164,711) $  800
= ===============================================================================================================================

The approximate tax effect of temporary differences which gave rise to significant deferred tax liabilities and assets are as follows:

                                          Year Ended December 31,
                                         1994     1995       1996
Depreciation and amortization       $(23,000)  $(28,500)  $ (63,500)
Research and development credits           --    231,000     305,000
Reserves                                   --    170,500     271,000
Accrued liabilities                    46,000     76,000      73,000
NOL carryforward                           --         --   1,122,000
Other                                  10,500     24,000     116,500
- -------------------------------------------------------------------------------------------------------------------------------
Deferred tax asset                     33,500    473,000   1,824,000
Valuation allowance                        --  (473,000)  (1,824,000)
- -------------------------------------------------------------------------------------------------------------------------------
Net deferred tax asset              $  33,500  $     --   $       --
= ===============================================================================================================================


Due to a limited history of earnings, a valuation reserve was recorded in 1995 and 1996.

A reconciliation of the provision for income taxes to the amount computed at the Federal statutory rate is as follows:

                                             Year Ended December 31,
                                         1994         1995         1996
Federal income tax provision at
  the statutory rate                  $260,000  $  (428,900)  $(1,173,700)

State taxes net of Federal benefit      47,000      (77,400)     (213,200)

Research & development credits         (33,000)    (139,000)           --

Change in valuation allowance          (54,000)     473,000    $1,351,000

Other items net, none of which
 individually exceed 5 percent of
  Federal taxes at the statutory rate   (8,000)       7,589        36,700
- -------------------------------------------------------------------------------------------------------------------------------

Provision (benefit) for income taxes  $212,000  $  (164,711)         $800
= ===============================================================================================================================

5.  Stock Warrants and Stock Options

     In 1995, the Company sold to the representatives of the underwriters warrants to purchase 125,000 shares of common stock for $125. The warrants are exercisable for a period of four years commencing April 5, 1996 at an exercise price of $7.80.

     The Company adopted a stock option plan in 1994 (the 1994 Stock Option Plan). Incentive and nonqualified options under this plan may be granted to employees, officers and consultants of the Company. There are 444,000 shares of common stock reserved for issuance under this plan. The exercise prices of the options are determined by the Board of Directors, but may not be less than 100% of the fair market value on the date of grant. Options generally become exercisable over three years.

   In October 1995, the FASB issued Statement No. 123 "Accounting for Stock-Based Compensation." Had the company applied the fair-value based method of accounting which is not required, under statement 123, compensation expense from its plans would have had the effects of increasing the 1995, 1996 net loss to the proforma amounts of$1,193,393 and $4,893,945, respectively, with corresponding proforma loss per share of .39 and 1.46, respectively. These proforma amounts were determined by estimating the fair value of each option on its grant date using the Black-Scholes option-pricing model. Assumptions of no dividend yield, 6.25% for risk free interest rate, 6 years expected life and expected rate of volatility of 76.75% and 69.79% in 1995 and 1996, respectively, were applied to all grants for each year presented. The weighted average fair value at grant date for the options granted during 1995 and 1996 was $3.54 and $1.99 per option, respectively.

Information with respect to the stock option plan is summarized below:

                                           Outstanding Stock Options

                               Shares    Number of    Weighted Avg.   Price Per     Aggregate
                              Available   Shares     Exercise Price     Share         Price

Balance, January 1, 1994            --         --         $          $     --      $      --
  Plan adoption                144,000         --                          --             --
  Options granted              (45,900)    45,900          2.50          2.50        114,750
  Options canceled                  --         --            --                           --
  Options  exercised                --         --            --            --             --
- -------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1994      98,100     45,900          2.50          2.50        114,750

  Additional shares authorized 300,000         --                          --             --
  Options granted             (175,500)   175,500          4.94       4.75 - 7.75     866,125
  Options canceled               2,250     (2,250)         2.50          2.50          (5,625)
  Options  exercised                --       (300)         2.50          2.50            (750)
- -------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995     224,850     218,850         4.45       2.50 - 7.75     974,500

  Options granted             (222,380)    222,380         3.49       1.25 - 5.50     775,750
  Options canceled              79,500     (79,500)        5.02       2.13 - 4.75    (398,813)
  Options  exercised              --        (2,300)        2.50          2. 50                            (5,750)
- -------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996      81,970     359,430      $  3.74     $1.25 - $7.75  $1,345,687
= ===============================================================================================================================


     At December 31, 1996, 29,100 options were exercisable.

The following table summarizes information about options outstanding at December5 31, 1996:

                   Options Outstanding                  Options Exercisable
                  Number        Weighted     Weighted    Number     Weighted
               Outstanding        Avg.         Avg.     Exercisable    Avg.
 Range of          at          Remaining     Exercise      at       Exercise
 Exercise       12/31/96      Contractual     Price     12/31/96     Price
  Price                         Life
$1.25 - $3.13    172,430      9.32 years      $2.34      26,500      $2.50

$4.75 - $7.75    191,000      8.58 years       5.05      52,667       4.96
                --------                                -------
                 363,430      8.93 years      $3.76      79,167      $4.13
                ========                                =======

6.  Employee Stock Purchase Plan

     On July 10, 1995, the Board of Directors approved 50,000 shares of the Company's Common Stock to be included in the Employee Stock Purchase Plan (ESPP). As of December 31, 1996, the Company has issued 16,367 shares of common stock.

7.  Commitments and Contingencies

     The Company leases an office facility under a capital lease from its principal shareholders (see Note 3) and certain equipment under operating leases. The shareholders purchased the facility primarily through the issuance of debt that the Company guaranteed. In addition (as discussed in Note 3), one of the lenders obtained, as additional security, an assignment of the shareholders' interest as landlord in a contingent 20-year lease previously signed by the Company. This contingent lease provides for a monthly rent of $6,200 and supersedes the current lease in the event of a default. The lease has been accounted for as a capital lease, because the Company guarantee was required to obtain the debt, the Company has guaranteed all of the debt related to the facility and over ninety percent of the purchase price was financed. The Company's future minimum rental commitments under these leases and the discounted present value of the capital lease obligation (at 10 percent) at December 31, 1996 are summarized as follows:


                                 Office Facility (see Note 3)
                                       Building    Land        Equipment
1997                                   98,000    40,000          71,500
1998                                   98,000    40,000          71,500
1999                                   34,000    40,000              --
2000                                   34,000    40,000              --
2001                                   34,000    40,000              --
     Thereafter                       414,000   480,000              --
- ---------------------------------------------------------------------
                                      712,000  $680,000        $143,000
                                               ========        ========
Less--Portion representing interest   313,000
- -------------------------------------------
                                      399,000
Less--Current portion                  61,800
- -------------------------------------------
                                     $337,200
= ===========================================

      In calculating the discounted present value of the capital lease obligation, the following assumptions were used:

     - Monthly payments of $11,535 from December 1993 to November 1998, as adjusted (see Note 3),
     -   Monthly payments of $6,200 from December 1998 to 2013,
     -   $3,333 of each monthly payment relates to land.

     From time to time, the Company is involved in various legal actions which arise in the ordinary course of business. The Company does not believe that losses, if any, incurred will have a significant impact on the Company's financial position or results of operations.

8.  Profit-Sharing Plan

     The Company has a Profit-Sharing Plan (the "Plan") which covers most full-time employees. Contributions to the Plan are made at the discretion of the Board of Directors. Total contributions to the Plan were approximately $38,000, $1,000 and $0 for the years ended December 31, 1994, 1995 and 1996, respectively, and are accrued in the accompanying financial statements.

                          Part III

Item 9.   Directors, Executive Officers, Promoters and
          Control Persons; Compliance with Section 16(a) of the
          Exchange Act

     Executive Officers and Directors. The directors and executive officers of the Company are as follows:

Director Name           Age    Position                    Since
James A. Harrer         38     President, Chief            1988
                               Executive Officer and
                               Chairman of the Board

C. Scott Hunter         29     Vice President              1995
                               Engineering, Chief
                               Technical Officer and
                               Director

Donald M. Leonard       34     Vice President Finance
                               and
                               Chief Financial Officer

Richard J. Heming       46     Director                    1988

James Stanley           38     Director                    1995
("Stan") Harris(1)

Stanley A. Hirschman    50     Director                    1995

Michael S. Noling(1)    58     Director                    1995

Bruce Fredrickson       53     Director                    1996
___________

(1)  Member of Audit Committee.

     James A. Harrer founded the Company's business in January 1986, has served the Company in various positions and currently serves as its President and Chief Executive Officer and as Chairman of its Board of Directors. Mr. Harrer has primary responsibility for the Company's marketing, overseeing all advertising, public relations, sales promotion, merchandising and package design, identifying new markets, expanding foreign markets and identifying target technology. He was the principal programmer of Mustang's Wildcat! product line through version three. Prior to founding the Company, Mr. Harrer served for seven years as a Branch Manager of Grant Supply Company, an oil field supply company where he controlled all aspects of that company's Bakersfield Division Operations. Mr. Harrer has also taught computer programming at Bakersfield College.

     C. Scott Hunter joined the Company in June 1988 and has served as the Company's Vice President Engineering since August 1991 and became Chief Technical Officer in April, 1996. Mr. Hunter became a director of the Company upon completion of the Company's initial public offering in April 1995. He is responsible for the coordination of new products under development as well as normal software maintenance. Mr. Hunter became the lead programmer on Wildcat! after the release of Wildcat! 3 and is also the lead programmer on QmodemPro for Windows. Mr. Hunter has been involved actively in programming in Pascal for ten years.

     Donald M. Leonard has served as the Company's Vice President Finance and Chief Financial Officer since June 1993. Mr. Leonard is responsible for the Company's financial matters and tax strategies, and supervises the development of Mustang's custom internal accounting and customer database system. From January 1991 to June 1993, Mr. Leonard served as a manager in audit and tax at Kenneth E. Rhodes & Co., a Bakersfield accounting firm, where he was responsible for a portion of the client base and supervised the firm's computer operations. From April 1988 to January 1991, he was employed by Rohmiller, Brown, Rhodes & Co., and from January 1985 to April 1988, he was employed by Brown, Waits and Armstrong, both Bakersfield accounting firms. Mr. Leonard obtained a B.S. in Accounting at California State University in Bakersfield in 1987 and is a Certified Public Accountant.

     Richard J. Heming joined the Company's business in January 1987 and served the Company in various positions until his resignation in November 1996, his last position was Vice President and Chief Operations Officer. Mr. Heming continues to serve the Company as a director. From December 1996 until January 1997, Mr. Heming served as a consultant to the Company5. Prior to his involvement with the Company, Mr. Heming served from June 1985 to January 1987 as an investigator and network manager for a law firm in Bakersfield, California, where he coordinated the installation of a 64-computer network. From 1981 to June 1985, he founded a private investigation practice, established loss prevention programs for several major department store chains and assisted in the design and implementation of a computerized risk management system for the City of Bakersfield. Mr. Heming received his B.A. in Criminology in 1972 from the University of Maryland at College Park.

     James Stanley ("Stan") Harris became a director of the Company upon completion of the Company's initial public offering in April 1995. Since 1986, Mr. Harris has served as the President, Chief Operating Officer and a director of T. J. Moran and Associates, Inc., a Baton Rouge, Louisiana-based restaurant development and real estate management firm that owns, directly or as a franchisee, and operates various theme restaurants primarily located in the South and Southeast including Ruth's Chris Steak House, T. J. Ribs, Ninfa's Mexican Restaurant, Black-eyed Pea and T. J.'s Highland House.

     Stanley A. Hirschman became a director of the Company upon completion of the Company's initial public offering in April 1995. Mr. Hirschman is currently Vice President of Global Marketing Partners Inc. Mr. Hirschman served as Vice President, Store Operations, of Software Etc. Stores (now part of the NeoStar Retail Group, Inc.) from February 1989 until May 1996. From September 1984 to February 1989, Mr. Hirschman worked in various management positions at T.J.Maxx, including Assistant Vice President, Store Administration. His previous experience included multi-store management and merchandising responsibilities at Lane Bryant, a clothing retailer, and The Gap, including Director of Operations for its Banana Republic Division.

     Michael S. Noling became a director of the Company in May 1995, is the Chairman of the Audit Committee and became the Company's Secretary in November 1996. In December 1996, Mr. Noling joined the board of directors of Transoft Technologies Corporation, a privately held company which supplies software and systems to the digital video market. Since December 1995, Mr. Noling also has served as Chairman of the Board of Coryphaeus Software, Inc., a privately held software company that designs and markets software for creating real-time 3D simulations. In September 1993, Mr. Noling joined Wavefront Technologies as President and Chief Executive Officer and was elected to the Board of Directors in December 1993. In June 1995, Silicon Graphics completed the acquisition of Wavefront Technologies and Alias Research to form a combined software company, Alias/Wavefront.
     Previously, Mr. Noling was Executive Vice President and Chief Financial Officer for Applied Magnetics Corporation, a global high technology computer component supplier listed on the New York Stock Exchange. Prior to joining Applied Magnetics Corporation in March 1991, Mr. Noling was a managing partner with Andersen Consulting, where he had extensive experience in key operating and financial positions. Andersen Consulting is one of the world's leading systems integration and software firms, and is a business unit of Arthur Andersen & Co., S.C. Mr. Noling previously served for one year as a White House Fellow in the U.S. Office of Management and Budget. He received a B.S. in Engineering and a M.B.A. from the University of Wisconsin - Madison. Mr. Noling holds a CPA certificate.

     Bruce Fredrickson became a director of the Company in October 1996. Mr. Fredrickson has more than 15 years of experience in the computer industry. He currently serves as president of Channel Tactics in Boulder, Colorado, a computer consulting firm specializing in the launch of software and hardware products into the consumer and VAR channels. Prior to founding Channel Tactics in 1991, Mr. Fredrickson served for five years as Vice President of Marketing for Ingram Micro, a large distributor of computer hardware and software. Prior to Ingram Micro, he founded the National Computer Training Institute (NCTI), where he established computer-training centers across the United States. In addition to the Company, Mr. Fredrickson currently serves on the boards of directors of the following companies in the computer industry:
InterTrust, Document Directions and Allenbach Industries. He also serves on the advisory board for Comdex.

      No family relationships exist between any of the executive officers or directors of the Company.

      Key Employee. In addition to its executive officers, the Company also considers Greg Hewgill key to its operations. Mr. Hewgill has served as a Senior Engineer of the Company since June 1992. Mr. Hewgill is a member of Mustang's product development team, and is the lead programmer for the 32-bit Wildcat! suite of products for the Windows NT and Windows 95 platforms. He also leads the Company's Internet development team. From January 1990 to January 1992, Mr. Hewgill was employed by Technique Computer Systems, a software development company, and was a principal force in the co-development of the Wildcat! utilities TOMCAT!, TNet and SLMR. Mr. Hewgill obtained a B.S. in Mathematics and Computer Science in 1992 from the University of Victoria in British Columbia, Canada.

    Compliance with Section 16(a) of the Securities Exchange Act of 1934.
Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission ("SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Directors, executive officers and 10% or greater shareholders are required by the SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

    The Company believes, based solely on a review of the copies of such reports furnished to the Company, that each report required of the Company's executive officers, directors and 10% or greater shareholders was duly and timely filed during the year ended December 31, 1996. 6

Item 10. Executive Compensation

     The following table sets forth all compensation paid by the Company during 1994, 1995 and 1996 to its Chief Executive Officer and the other executive officers whose annual salary and bonus were in excess of $100,000 during 1996: Long term Compensation


                     Annual Compensation
  Name and Principal                                Securities     All Other
    Positions        Year Salary  Bonus(1) Other(2) Underlying     Compens-
                                                    Options (#)(3) ation(4)
James A. Harrer      1996  $151,050  $     0  $     0        0     $10,254
President and CEO    1995  $ 99,400  $30,800  $ 8,054        0     $ 8,592
                     1994  $ 68,000  $40,660  $18,056        0     $ 6,559


Richard J. Heming    1996  $129,993  $     0  $     0        0     $12,284
Director(5)          1995  $ 94,320  $   700  $ 6,717        0     $13,192
                     1994  $ 68,000  $40,540  $17,465        0     $ 5,136


C. Scott Hunter      1996  $106,200  $     0   $    0    7,500     $ 1,658
Vice President of    1995  $ 68,400  $50,700   $    0   50,000     $ 1,362
Engineering          1994  $ 59,800  $25,600   $    0    9,000     $ 1,121

__________

(1) Includes a cash contribution by the Company to a 401(k) profit sharing plan paid in 1994, 1995 and 1996 on behalf of such officer for 1993, 1994 and 1995, respectively.

(2)  Consists of an automobile allowance paid by the Company.

(3) Consists of options granted under Mustang's 1994 Incentive and Nonstatutory Stock Option Plan (the "Stock Option Plan"). Options vest over three years, commencing one year from the date of grant..

(4)  Consists of life and health insurance premiums paid by the Company.

(5) In November 1996, Mr. Heming resigned as Vice President and Chief Operations Officer. Following his resignation, Mr. Heming served the Company in a consulting capacity. The amount in the table under salary reflects salary paid to Mr. Heming during 1996 as an employee and amounts paid to him as a consultant.

 (6) Effective February 8, 1997, the Company entered into employment agreements with Messrs. Harrer, Hunter and Leonard. Each of the agreements is for a one-year term and automatically renews for succeeding one year terms unless either the Company or the employee provides the other with a notice of non-renewal at least 30 days prior to the expiration of the then current term. The agreements are terminable by either party with or without cause upon the expiration of 30 days' notice of termination. Upon a termination by the Company without cause or by the Employee for good reason (which includes because of a change of control of the Company), the employee is entitled to compensation equal to nine months' salary and continued health benefits for nine months. Upon a termination by the employee without good reason or by the Company with cause, the employee is entitled to compensation equal to four months' salary and continued health benefits for four months

     Neither Mr. Harrer nor Mr. Heming holds any options to purchase Common Stock of the Company and none were granted to either of them during 1996. The following table provides certain information regarding stock option grants made to C. Scott Hunter during 1996:

                    OPTION GRANTS IN LAST FISCAL YEAR

                         Number of      Percent of
                         Securities     Total Options
                         Underlying     Granted to      Exercise  Expiration
                         Options        Employees         Price      Date
Name                     Granted (#)    in 1996           ($/Sh)

Bruce Fredrickson           15,000         6.7%             2.75    9/30/2006
Scott Hunter                 7,500         3.4%             3.00     7/7/2006

     Messrs. Harrer, Heming or Hunter exercised no options during 1996. The following table provides certain information concerning Mr. Hunter's unexercised options at December 31, 1996:


                             FY-END OPTION VALUES

                             Number of Shares                   Value of
                                Underlying                    Unexercised
                               Unexercised                    In-the-Money
                                Options at                     Options at
                            December 31, 1996              December 31, 1996
Name                     Exercisable  Unexercisable  Exercisable  Unexercisable
C. Scott Hunter             22,667        43,833         (1)          (1)

__________
(1) None of Mr. Hunter's options were in the money at December 31, 1996.

Compensation of Directors

     The Company pays its outside directors $1,000 (except for Mr. Fredrickson who is paid $2,500) for each board meeting attended and reimburses them for reasonable expenses incurred in attending meetings. Except in the case of Mr. Fredrickson, upon becoming a director and in January 1996, each of the Company's outside directors was granted stock options to purchase 5,000 shares of Common Stock from the Company 1994 Incentive Stock Option Plan and Nonstatutory Stock Option Plan, exercisable at the fair market value per share on the date of grant vesting in three equal annual installments, subject to the optionee remaining a director on the respective vesting date. Upon becoming a director, Mr. Fredrickson was granted options to purchase 15,000 shares of Common Stock from the Company 1994 Incentive Stock Option Plan and Nonstatutory Stock Option Plan, exercisable at the fair market value per share on the date of grant vesting in two equal annual installments, subject to the Mr. Fredrickson remaining a director on the vesting date.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

    The following table sets forth as of March 11, 1997, information regarding the beneficial ownership of the Company's Common Stock by (i) each person known by the Company to be the beneficial owner of more than five percent of the outstanding shares of Common Stock, (ii) each of the directors of the Company beneficially owning Common Stock, (iii) each of the executive officers named in the Summary Compensation Table in Item 10, and (iv) the executive officers and directors of the Company as a group. Common Stock


                                  Beneficially owned
  Name of beneficial owner or
  identity of group                Number     Percent
  Richard J. Heming                849,250     25.1%
  James A. Harrer                  722,450     21.4%
  C. Scott Hunter                   53,580      1.6%

  All executive officers and
  directors as a group (8)
  persons)                        1,658,370     49.1%
__________

(1) Includes any shares purchasable upon exercise of options exercisable within 60 days of March 15, 1997.

Item 12.  Relationships and Related Transactions

     The Company leases its executive offices and sales, marketing and production facilities from Messrs. Harrer and Heming pursuant to a lease that commenced on December 1, 1993 and expires on November 30, 1998. The lease provides for a monthly base rent of $11,535, subject to annual increases through the term of the lease, plus a percentage of operating expenses and utility costs. The Company believes that this lease is on terms no less favorable than those that could have been obtained from an unaffiliated third party, and that the rent is comparable to that for similar facilities in the area. Messrs. Harrer and Heming incurred debt in the aggregate amount of $822,000, pursuant to two loans in the respective original principal amounts of $450,000 and $372,000, to purchase said facilities. Monthly payments of Messrs. Harrer and Heming under these two loans equal approximately $4,500 and $2,900, respectively. The Company has guaranteed all of this debt and has subordinated its leasehold interest in the facilities to the lenders. In addition, in the event of a default by Messrs. Harrer and Heming under the loan agreement covering $372,000 of this debt, the lender thereunder may exercise an assignment from Messrs. Harrer and Heming of their interest as landlord in a contingent 20-year lease, previously signed by the Company as tenant, for such facilities. In that event, this contingent lease provides for a monthly rent of $6,200, would supersede the current lease, and would obligate the Company to pay such rent through November 2013.

Item 13.  Exhibits, List and Reports on Form 8-K

(a) Exhibits

Exhibit No.                Description
  3 (i)     Amended and Restated Articles of Incorporation of the
            Company (incorporated by reference to Exhibit 2.1 of the
            Company's Registration Statement on Form SB-2 (file no.
            89900-LA)).

  3 (ii) Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 2.2 of the Company's Registration
            Statement on Form SB-2 (file no. 89900-LA)).

  4.1 Form of Common Stock Certificate (incorporated by reference to Exhibit 4 .1 of the Company's Registration Statement on
            Form SB-2 (file no. 89900-LA)).

  10.2 Form of Indemnification Agreement (incorporated by reference to corresponding Exhibit of the Company's
            Registration Statement on Form SB-2 (file no. 89900-LA).

  10.3      Office Lease, dated December 1, 1993, regarding the
            Company's offices in Bakersfield, California, between the Company and James A. Harrer and Richard J. Heming
            (incorporated by reference to corresponding Exhibit of the Company's Registration Statement on Form SB-2 (file no.
            89900-LA).

  10.4 Distribution Agreement, dated December 9, 1991, by and between the Company and Ingram Micro Inc. (incorporated by reference to corresponding Exhibit of the Company's
            Registration Statement on Form SB-2 (file no. 89900-LA).

  10.5 Business Loan Agreement, dated November 28, 1994, by and between the Company and Wells Fargo Bank, National
            Association (incorporated by reference to corresponding
            Exhibit of the Company's Registration Statement on Form SB-2
            (file no. 89900-LA).

  10.6 Promissory Note, dated November 28, 1994, by the Company in favor of Wells Fargo Bank, National Association
            (incorporated by reference to corresponding Exhibit of the Company's Registration Statement on Form SB-2 (file no.
            89900-LA).

  10.7      Commercial Guaranties, dated November 28, 1994, by each of
            James A. Harrer and Richard J. Heming (incorporated by reference to corresponding Exhibit of the Company's
            Registration Statement on Form SB-2 (file no. 89900-LA).

  10.8 Commercial Security Agreement, dated November 28, 1994, by and between the Company and Wells Fargo Bank, National
            Association (incorporated by reference to corresponding
            Exhibit of the Company's Registration Statement on Form SB-2
            (file no. 89900-LA).

  10.9 Commercial Guaranty, dated October 29, 1993, by and between the Company and Zions First National Bank (incorporated by reference to corresponding Exhibit of the Company's
            Registration Statement on Form SB-2 (file no. 89900-LA).

  10.10     Loan Agreement, dated October 29, 1993, by and among Zions
            First National Bank, James A. Harrer and Richard J. Heming
            (incorporated by reference to corresponding Exhibit of the Company's Registration Statement on Form SB-2 (file no.
            89900-LA).

  10.11 Promissory Note dated October 29, 1993, by Messrs. Harrer and Heming in favor of Zions First National Bank
            (incorporated by reference to corresponding Exhibit of the Company's Registration Statement on Form SB-2 (file no.
            89900-LA).

  10.12     "504" Note, dated October 6, 1993, by Messrs. Harrer and
            Heming in favor of Mid State Development Corporation
            (incorporated by reference to corresponding Exhibit of the Company's Registration Statement on Form SB-2 (file no.
            89900-LA).

  10.13     Small Business Administration Guaranty dated October 6,
            1993, by the Company in favor of Mid State Development
            Corporation (incorporated by reference to corresponding
            Exhibit of the Company's Registration Statement on Form SB-2
            (file no. 89900-LA).


  10.14     Lease Agreement, dated October 6, 1993, by and between the
            Company and Messrs. Harrer and Heming (incorporated by reference to corresponding Exhibit of the Company's
            Registration Statement on Form SB-2 (file no. 89900-LA).

  10.15     Assignment of Lessor's Interest in Lease to CDC, dated
            October 6, 1993, by Messrs.  Harrer and Heming in favor of
            Mid State Development Corporation (incorporated by reference to corresponding Exhibit of the Company's Registration
            Statement on Form SB-2 (file no. 89900-LA).

  10.16 Distribution Agreement, by and between the Company and Merisel Americas, Inc. (incorporated by reference to corresponding Exhibit of the Company's Registration
            Statement on Form SB-2 (file no. 89900-LA).

  10.17     Mustang Software Bundling Agreement, by and between the
            Company and AT&T Global Information Solutions Company
            (incorporated by reference to corresponding Exhibit of the Company's Registration Statement on Form SB-2 (file no.
            89900-LA).

  10.18 Underwriting Agreement dated April 5, 1995 by and between the Company and Cruttenden Roth Incorporated, as
            Representative of the several Underwriters.

  10.19 Representative's Warrant Agreement dated April 12, 1995 by and between the Company and Cruttenden Roth Incorporated.

  10.20.    Representative's Warrant (see Exhibit A to Exhibit 10.19)

  10.21 Employment Agreement dated as of February 8, 1997 between the Company and James A. Harrer.

  10.22 Employment Agreement dated as of February 8, 1997 between the Company and C. Scott Hunter.

  10.23 Employment Agreement dated as of February 8, 1997 between the Company and Donald M. Leonard

  11.       Computaion of Earnings per share

  22.1 Consent of Arthur Andersen to incorporation by reference of their report on 1996 Financial Statements into the Company's
            Registration Statements on Form S-8 relating the Company's
            1994 Incentive and Stock Option Plans and the Company's
            Employee Stock Purchase Plan

  24.1      Power of Attorney (contained on Signature Page)

  27.       Financial Data Schedule

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the last quarter of the period covered by this Report.

                         SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Bakersfield, State of California, on March 29, 1997



                                        MUSTANG SOFTWARE, INC.
                                        By___/s/  James  A. Harrer___
                                        James  A. Harrer,
                                        President and Chief Executive Officer




                      POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints James A. Harrer and Donald M. Leonard, acting individually, as his attorney- in-fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Report and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by said attorney to any and all amendments to said Report.

     In accordance with the Exchange Act, this Report has been signed by the following persons on behalf on the Registrant in the capacities and on the dates stated.

         Signature          Title                        Date


/s/ James A. Harrer         President and Chief     March 29, 1997
James A. Harrer             Executive Officer
                            (Principal Executive
                            Officer) and a Director


/s/ Donald M. Leonard       Vice President          March 29, 1997
Donald M. Leonard           Finance and Chief
                            Financial Officer
                            (Principal Financial
                            and Accounting Officeer)

/s/ C. Scott Hunter         Director                March 29, 1997
C. Scott Hunter

/s/ Richard J. Heming       Director                March 29, 1997
Richard J. Heming

/s/ Stanley A. Hirschman    Director                March 29, 1997
Stanley A. Hirschman


/s/ Michael S. Noling       Director                March 29, 1997
Michael S. Noling

/s/ James Stanley Harris    Director                March 29,1997
James Stanley ("Stan") Harris

/s/ Bruce Fredrickson       Director                March 29, 1997
Bruce Fredrickson