Form 10QSB
period 1997-03-31
MUSTANG SOFTWARE INC
filed 1997-05-15
CIK 940986

UNITED STATES
           SECURITIES AND EXCHANGE COMMISSION
                 Washington, D.C.  20549


                      Form 10-QSB


(Mark One)

 [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the period ended March 31, 1997.
        OR
 [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934Commission File Number: 0-25678


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

                Yes  [X]        No  [ ]

As of May 8, 1997, there were 3,374,967 shares of the Registrant's Common Stock outstanding.




===============================================================================

                 MUSTANG SOFTWARE, INC.
                     FORM 10-QSB

                        INDEX


			Page

PART I.   Financial Information:

     Balance Sheets as of March 31, 1997 and December 31, 1996                3

     Statements of Operations for the three ended March 31, 1997 and 1996     4

     Statements of Cash Flows for the three months ended March 31, 1997
     and 1996                                                                 5

     Notes to Financial Statements                                            6

     Management's Discussion and Analysis of Financial Condition and Results
     of Operations                                                            7

PART II.   Other Information:

     Exhibits and Reports on Form 8-K                                         8

     Signatures                                                               9

===============================================================================

                          MUSTANG SOFTWARE, INC.
                             BALANCE SHEETS

                                 ASSETS
                                                   March 31,       December 31
                                                   1997            1996
                                                   (Unaudited)
CURRENT ASSETS:

        Cash and cash equivalents                   $ 2,492,621    $ 2,920,231
	Accounts receivable, net of allowance
          for doubtful accounts of $400,000 at
          December 31, 1996 and March 31, 1997           28,635         63,529
        Income taxes receivable                         173,540        173,540
	Inventories                                     219,076        228,136
        Other                                            19,003         55,500
- - - -------------------------------------------------------------------------
Total current assets                                  2,932,875      3,440,936
- - - -------------------------------------------------------------------------

PROPERTY AND EQUIPMENT:

        Property and equipment                        1,256,337      1,256,337
        Accumulated depreciation                       (430,656)      (393,337)
- - - -------------------------------------------------------------------------
        Net property and equipment                      825,681        863,000
- - - -------------------------------------------------------------------------

OTHER ASSETS:

        Capitalized software development costs, net       5,124          5,475
        Other                                             1,300          1,300
- - - -------------------------------------------------------------------------
Total other assets                                        6,424          6,775
- - - -------------------------------------------------------------------------

Total Assets                                        $ 3,764,980    $ 4,310,711
= =============================================================================


             LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

        Accounts payable                            $   540,126    $   859,053
        Accrued payroll and liabilities                 168,158        163,056
        Accrued warranty and support                     45,000         45,000
        Deferred revenue                                 80,000         80,000
- - - -------------------------------------------------------------------------
Total current liabilities                               833,284      1,147,109
- - - -------------------------------------------------------------------------

CAPITAL LEASE OBLIGATION, net of current portion        322,326        337,221
- - - -------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:

	Preferred stock, no par value:
        Authorized-10,000,000 shares
          None issued or outstanding                         --             --
	Common stock, no par value:
        Authorized--30,000,000 shares
          Issued and outstanding--3,374,967 shares
          at December 31,1996 and March 31, 1997      6,628,722      6,628,722
        Retained earnings                            (4,019,352)    (3,802,341)
- - - -------------------------------------------------------------------------
Total shareholders' equity                            2,609,370      2,826,381
- - - -------------------------------------------------------------------------
Total Liabilities & Shareholders Equity             $ 3,764,980    $ 4,310,711
= =============================================================================

The accompanying notes are an integral part of these financial statements.

===============================================================================

                          MUSTANG SOFTWARE, INC.
                         STATEMENTS OF OPERATIONS


                                                Three Months Ended March 31,
                                                    1997            1996
REVENUE                                             $   799,922    $ 1,203,354
COSTS OF REVENUE                                        122,366        217,736
- - - -------------------------------------------------------------------------
Gross profit                                            677,556        985,618
- - - -------------------------------------------------------------------------
OPERATING EXPENSES:

        Research and development                        171,207        202,069
        Selling and marketing                           328,440        896,004
        General and administrative                      421,863        613,482
- - - -------------------------------------------------------------------------
Total operating expenses                                921,510      1,711,555
- - - -------------------------------------------------------------------------
Income(loss)from operations                            (243,954)      (725,937)
- - - -------------------------------------------------------------------------
OTHER INCOME (EXPENSE):

        Interest expense                                 (9,711)       (11,254)
        Interest income                                  36,654         85,821
- - - -------------------------------------------------------------------------
Total other income (exp).                                26,943         74,567
- - - -------------------------------------------------------------------------

Income (loss) before
        provision for income taxes                     (217,011)      (651,370)


PROVISION (BENEFIT) FOR INCOME TAXES                         --             --
- - - -------------------------------------------------------------------------
NET INCOME (LOSS)                                   $  (217,011)   $  (651,370)
= =============================================================================

NET INCOME (LOSS) PER COMMON SHARE                  $      (.06)   $      (.19)
= =============================================================================

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING         3,374,967      3,358,200

The accompanying notes are an integral part of these financial statements.

===============================================================================
<PAGE 5>

                          MUSTANG SOFTWARE, INC.
                         STATEMENTS OF CASH FLOWS

                                                Three Months Ended March 31,
                                                    1997            1996
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income(loss)                           $   (217,011)   $  (651,370)
	Adjustments to reconcile net
        income to net cash provided
        by operating activities:

          Depreciation and amortization                  37,670         46,902

          Net changes in assets and liabilities        (233,374)        69,909
- - - -------------------------------------------------------------------------
          Net cash provided (used) by
          operating activities                         (412,715)      (534,559)
- - - -------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITES:

        Purchase of property and equipment                  --         (32,659)
- - - -------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:

        Net proceeds from issuance of stock                 --           3,000
        Payments on capital lease obligation            (14,895)       (13,503)
- - - -------------------------------------------------------------------------
        Net Cash provided (used) by financing
        activities                                      (14,895)       (10,503)
- - - -------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH                        (427,610)      (577,721)

CASH BALANCE, beginning of period                     2,920,231      5,615,404
- - - -------------------------------------------------------------------------
CASH BALANCE, end of period                         $ 2,492,621    $ 5,037,683
= =============================================================================

SUPPLEMENTAL DISCLOSURES:

        Interest paid                                     9,711         11,254
        Taxes paid                                           --             --

     The accompanying notes are an integral part of these financial statements.

===============================================================================

                          MUSTANG SOFTWARE, INC.
                      NOTES TO FINANCIAL STATEMENTS

Note 1. Accounting Policies

	The accompanying unaudited Condensed Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have either been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations and cash flows for the periods presented are not necessarily indicative of the results that may be expected for the full fiscal year. For further information, refer to the financial statements and notes thereto for the year ended December 31, 1996, included in the 1996 Form 10KSB.

	The condensed Balance Sheet at December 31, 1996 has been taken from the audited financial statements at that date and condensed.
===============================================================================

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	In addition to the comments that follow, further information can be obtained by referring to the management's discussion and analysis of financial condition and results of operations section included in the Form 10KSB, filed for the year ended December 31, 1996.

Results of Operations:

Three Months Ended March 31, 1997 and 1996

	Revenues for the three months ended March 31, 1997 were $799,922 a decrease of $403,432 or 33.5% under revenues for the same period in 1996.
As a percentage of revenues by product category for the first quarter 1997 vs. 1996 showed the QmodemPro line at 15% and 1%, the Wildcat! line at 82% and 96%, and other products at 3% and 3%, respectively. The increased Wildcat! revenues in 1996 was directly related to the release of Wildcat! version 5 in March 1996.

        Gross profit for the quarter decreased from $985,618 in 1996 to $677,556 in 1997, and increased as a percentage of revenues from 81.9% in 1996 to 84.7% in 1997. Gross profit percentage has averaged between 80-84% over the last three calendar years.

        Research and development expenses decreased $30,862 in the first quarter of 1997 from 1996, and increased as a percentage of revenues from 16.8% in 1996 to 21.4% in 1997. Research and development is concentrated in Windows NT and Windows 95 and directly targets the expanded use of international networks, including the Internet. The Company has devoted and is devoting a substantial portion of its research and development resources to the Windows 95 and Windows NT environments and now offers a suite of Web server and internet/intranet utility applications for Windows 95 and Windows NT environments. The headcount in this department decreased from 14 to 10 in 1996 to 1997, respectively. The headcount reduction accounts for the majority of the decrease.

	Selling and marketing expenses for the quarter were $328,440, a decrease of $567,564 under the same quarter the previous year, and they decreased as a percentage of revenues from 74.4% in 1996 to 41.1% in 1997. The items primarily attributing to the decrease was a reduction of advertising and promotional costs for existing products, also the launch of Wildcat! 5 expenses in 1996 were not duplicated in 1997. Trade shows and the costs associated with them were reduced in 1997. The decrease in headcount from 17 in 1996 to 9 in 1997, also contributed to the decrease.

	General and administrative expenses decreased for the quarter compared to the previous year, from $613,482 in 1996 to $421,863 in 1997, but increased as a percentage of revenues, from 50.9% in 1996 to 52.7% in 1997. The items primarily accounting for the decrease were, salaries and costs associated with employee benefits. The General and administrative headcount decreased 26% from the prior year.

==============================================================================

Liquidity and Capital Resources

	Cash and cash equivalents balance at March 31, 1997 were approximately $2,493,000, a decrease of approximately $428,000 from December 31, 1996. Accounts receivable decreased approximately $35,000 and Accounts Payable decreased approximately $319,000 in 1997. Accounts receivable average days to collect for the quarter ended March 31, 1996 and 1997 were 68 and 64 days, respectively. Average days to collect in 1996 was 50 days. Management's goal is to maintain receivable collection days at or below 50 for 1997. Inventory levels have decreased $9,060 in 1997 from December 31, 1996.

	Longer term cash requirements, other than normal operating expenses, are anticipated for development of new software products and enhancements of existing products, launching new products and enhancements, financing anticipated growth and the possible acquisition of businesses, software products or technologies complementary to the Company's business. The Company believes that its existing cash, cash equivalents, marketable securities and cash generated from operations , will be sufficient to meet the Company's working capital and capital expenditure requirements for at least the next 12 months.



Part II. Other Information


Item 6. Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1997.

There are no exhibits to this report


===============================================================================

	SIGNATURES

	In accordance with the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        Signature               Title                              Date


    _/s/ James A. Harrer_       President and Chief Executive
        James A. Harrer         Officer (Principal Executive
                                Officer) and a Director            May 13, 1997

    _/s/ Donald M. Leonard_
     	Donald M. Leonard	Vice President Finance and Chief
                                Financial Officer (Principal
                                Financial and Accounting Officer)
                                and a Director                     May 13, 1997