Form 10QSB
period 1997-06-30
MUSTANG SOFTWARE INC
filed 1997-08-13
CIK 940986

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549


                            Form 10-QSB


(Mark One)

  X  	Quarterly report pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934 For the period ended June 30, 1997

                                        OR

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

                        Yes    X                    No

	As of August 5, 1997, there were 3,383,694 shares of the Registrant's Common Stock outstanding.

Transitional Small Business Disclosure Format (check one);

                        Yes                         No          X



===============================================================================

                       MUSTANG SOFTWARE, INC.

                           FORM 10-QSB

                              INDEX


                                                                           Page

PART I.   Financial Information:

Balance Sheets as of June 30, 1997 and December 31, 1996                    3

Statements of Operations for the three and six months ended
 June 30, 1997 and 1996                                                     4

Statements of Cash Flows for the six months ended June 30, 1997 and 1996    5

Notes to Financial Statements                                               6

Management's Discussion and Analysis of Financial Condition and Results
 of Operations                                                              7

PART II.   Other Information:

Item 4. Submission of Matters to a Vote of Security Holders                 9

Item 5. Other Information.                                                  9

Item 6. Exhibits and Reports on Form 8-K                                    9

Signatures                                                                  10

===============================================================================


                        MUSTANG SOFTWARE, INC.
                            BALANCE SHEETS

                               ASSETS
                                                     June 30,       December 31,
                                                      1997             1996
                                                   (Unaudited)
CURRENT ASSETS:

   Cash and cash equivalents                        $ 2,041,368    $ 2,920,231

   Accounts receivable, net of allowance for
   doubtful accounts of $400,000 and $300,000
   at December 31, 1996 and June 30, 1997,
   respectively                                         13,457          63,529
   Income taxes receivable                             173,540         173,540
  	Inventories                                         182,934         228,136
        Other                                           71,959          55,500
- - - ------------------------------------------------------------------------
            Total current assets                     2,483,258       3,440,936
- - - ------------------------------------------------------------------------
PROPERTY AND EQUIPMENT:

  Property and equipment                             1,256,336       1,256,337
  Accumulated depreciation                            (467,976)       (393,337)
- - - ------------------------------------------------------------------------
     Net property and equipment                        788,360         863,000
- - - ------------------------------------------------------------------------
OTHER ASSETS:

  Capitalized software development costs, net            4,773           5,475
  Other                                                     --           1,300
- - - -------------------------------------------------------------------------
		Total other assets                                     4,773           6,775
- - --------------------------------------------------------------------------



                                                    $3,276,391      $4,310,711

= ============================================================================

                 LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

  Accounts payable                                    $482,120        $859,053
  Accrued payroll and liabilities                      104,632         163,056
  Accrued warranty and support                          45,000          45,000
  Deferred revenue                                      80,000          80,000
- - - --------------------------------------------------------------------------
                Total current liabilities              711,752       1,147,109
- - - --------------------------------------------------------------------------

CAPITAL LEASE OBLIGATION, net of current portion       307,060         337,221
- - - ------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:

    Preferred stock, no par value:

       Authorized--10,000,000 shares
         None issued or outstanding                         --              --

    Common stock, no par value:
       Authorized--30,000,000 shares
       Issued and outstanding--3,374,967 and 3,383,694
       shares at December 31, 1996 and June 30, 1997,
       respectively                                   6,634,286      6,628,722

       Retained earnings                             (4,376,707)    (3,802,341)
- - - ------------------------------------------------------------------------
                Total shareholders' equity            2,257,579      2,826,381
- - - -----------------------------------------------------------------------
                                                     $3,276,391     $4,310,711
= ==============================================================================

The accompanying notes are an integral part of these financial statements.

===============================================================================

                    MUSTANG SOFTWARE, INC.

                  STATEMENTS OF OPERATIONS

                                                    Six Months Ended June 30,   Three Months Ended June 30,

                                                        1997        1996              1997          1996
REVENUE                                           $ 1,258,050   $ 2,468,998      $   458,129     $ 1,265,644
COSTS OF REVENUE                                      214,864       464,219           92,498         246,483
- - - --------------------------------------------------------------------------------------------------------------------------
Gross profit                                        1,043,186     2,004,779          365,631       1,019,161
- - - --------------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES:

        Research and development                      342,109       491,048          170,902         292,689
        Selling and marketing                         534,393     1,751,869          205,953         857,553
        General and administrative                    784,920     1,197,318          363,057         578,995
- - - --------------------------------------------------------------------------------------------------------------------------
                Total operating expenses            1,661,422     3,440,235          739,912       1,729,237
- - - --------------------------------------------------------------------------------------------------------------------------
        Income(loss)from operations                  (618,236)   (1,435,456)        (374,281)       (710,076)
- - - --------------------------------------------------------------------------------------------------------------------------
OTHER INCOME (EXPENSE):

        Interest expense                              (19,051)      (22,167)          (9,341)        (10,913)
        Interest income                                63,721       156,059           27,068          70,239
        Gain/Loss on sale of asset                         --         2,000               --           2,000
- - - --------------------------------------------------------------------------------------------------------------------------
                Total other income (exp.)              44,670       135,892           17,727          61,326
- - - --------------------------------------------------------------------------------------------------------------------------
Income (loss) before
        provision for income taxes                   (573,566)   (1,299,564)        (356,554)       (648,750)

PROVISION (BENEFIT)
        FOR INCOME TAXES                                  800           --               800              --
- - - --------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                 $  (574,366)  $(1,299,564)      $  (357,354)   $  (648,750)
= ==============================================================================================================================
NET INCOME (LOSS)
 PER COMMON SHARE                                      $(.17)       $(.39)            $(.11)          $(.19)
= ==============================================================================================================================

WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING                             3,379,330    3,360,570             3,383,694    3,362,940


The accompanying notes are an integral part of these financial statements.

===============================================================================

                        MUSTANG SOFTWARE, INC.

                      STATEMENTS OF CASH FLOWS

                                                      Six Months Ended June 30,
                                                          1997        1996
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income(loss)                            $  (574,366)    $(1,299,564)
	Adjustments to reconcile net
        income to net cash provided by
        operating activities:
           Depreciation and amortization                 75,342          98,142
           Net changes in assets and liabilities       (355,242)        211,998
- - - --------------------------------------------------------------------------------------------------------------------------
 Net cash provided (used) by operating activities      (854,266)       (989,424)
- - - --------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITES:
        Purchase of property and equipment                   --         (51,459)
- - - --------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Net proceeds from issuance of stock               5,564           4,751
        Payments on capital lease obligation            (30,161)        (27,341)
- - - --------------------------------------------------------------------------------------------------------------------------
 Net Cash provided (used) by financing activities       (24,597)        (22,590)

- - - --------------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH                        (878,863)     (1,063,473)

CASH BALANCE, beginning of period                     2,920,231       5,615,404
- - - --------------------------------------------------------------------------------------------------------------------------
CASH BALANCE, end of period                         $ 2,041,368     $ 4,551,931
= ==============================================================================================================================

SUPPLEMENTAL DISCLOSURES:

        Interest paid                                    19,051          22,167
        Taxes paid                                          800               0


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

Results of Operations:

Three Months Ended June 30, 1997 and 1996

     Revenues for the three months ended June 30, 1997 were $458,129 a decrease of $807,515 or 63.8% over revenues for the same period in 1996. As a percentage of revenues by product category for the third quarter 1997 vs. 1996 showed the QmodemPro line at 3% and 2%, the Wildcat! line at 95% and 96%, and other products at 2% and 2%, respectively. The greater Wildcat! revenues in 1996 were directly related to the release of Wildcat! version 5 in March 1996.

	Gross profit for the quarter decreased from $1,019,161 in 1996 to $365,631 in 1997, and decreased as a percentage of revenues from 80.5% in 1996 to 79.8% in 1997. Gross profit percentage has averaged approximately 80 to 84% over the last three calendar years. The decrease in gross profit percentage is due mainly to royalties paid to third party developers for products that the Company sells to compliment the WinServer line of products.

     Research and development expenses decreased $121,787 in the second quarter of 1997 from 1996, and increased as a percentage of revenues from 23.1% in 1996 to 37.3% in 1997. Research and development is concentrated in Windows NT and Windows 95 and directly targets the expanded use of international networks, including the Internet. The Company has devoted and is devoting a substantial portion of its research and development resources to the Windows 95 and Windows NT environments and now offers a suite of Web server and internet/intranet utility applications for Windows 95 and Windows NT environments. The headcount in this department decreased from 14 at June 30, 1996 to 10 at June 30, 1997. The headcount reduction accounts for the majority of the decrease.

	Selling and marketing expenses for the quarter were $205,953, a decrease of $651,600 over the same quarter the previous year, and they decreased as a percentage of revenues from 67.8% in 1996 to 45.0% in 1997. The items primarily accounting for the decrease were a reduction of advertising and promotional costs for existing products, the fact that 1996 expenses associated with the launch of Wildcat! 5 were not repeated in 1997 and a reduction in expenses resulting from a decrease in the number of trade shows attended in 1997. The decrease in headcount from 12 at June 30, 1996 to seven at June 30, 1997 also contributed to the decrease.

	General and administrative expenses decreased for the 1997 quarter compared to the previous year, from $578,995 in 1996 to $363,057 in 1997, but increased as a percentage of revenues, from 45.7% in 1996 to 79.1% in 1997.
The items primarily accounting for the decrease were salaries and costs associated with employee benefits. The General and administrative headcount decreased 36% from the prior year.
===============================================================================

Six Months Ended June 30, 1997 and 1996

	Revenues for the six months ended June 30, 1997 were $1,258,050, a decrease of $1,210,948 or 49.0% over revenues for the same period in the prior year. As a percentage of revenues by product category showed the QmodemPro line at 13% and 1%, the Wildcat! line at 84% and 97%, and other at 3% and 2% for the first six months of 1997 and 1996, respectively. The greater percentage of revenues in the six months ended June 30, 1996 for the Wildcat! line was due to the launch of Wildcat! v.5 for Win95/NT in March 1996.

	Gross profit for the first six months decreased from $2,004,779 in 1996 to $1,043,186 in 1997, but increased as a percentage of revenues from 81.2% in 1996 to 82.9% in 1997. Gross profit percentage has averaged approximately 80 to 84% over the last three calendar years.

	Research and development expenses decreased $148,939 in the first six months of 1997 from 1996, and increased as a percentage of revenues from 19.9% in 1996 to 27.2% in 1997. To maintain its competitive market position, the Company expects to invest a significant amount of its resources for the development of new products and product enhancements.

	Selling and marketing expenses for the first six months of 1997 decreased $1,217,476 over the same period the previous year, from $1,751,869 to $534,393. As a percentage of revenues selling and marketing expenses decreased from 71.0% in 1996 to 42.5% in 1997. The items primarily accounting for the decrease were advertising and promotional costs for existing products and the launch of Wildcat! Version 5 for Windows 95/NT in March 1996 were not incurred in 1997, a reduction in trade shows and the costs associated with them and the decrease in headcount from 12 at June 30, 1996 to 7 at June 30 1997.

	General and administrative expenses decreased $412,398 in the first six months of 1997 from $1,197,318 in 1996 to $784,920 in 1997, as a percentage of revenues increased from 48.5% in 1996 to 62.4% in 1997. The items primarily accounting for the decrease in actual dollars spent were due to reduction in salaries and costs associated with employee benefits.

Liquidity and Capital Resources

	Cash and cash equivalents balance at June 30, 1997 were approximately $2,041,000, a decrease of approximately $879,000 from December 31, 1996. Accounts receivable decreased approximately $50,000 and Accounts Payable decreased approximately $377,000 in 1997. Accounts receivable average days to collect for the quarter ended June 30, 1996 and 1997 were 55 and 64 days, respectively. Average days to collect in 1996 were 50 days. Management's goal is to maintain receivable collection days at or below 50 for 1997. Inventory levels have decreased $45,200 in 1997 from December 31, 1996. As well as accrued liabilities have decreased approximately $58,000.

        Longer term cash requirements, other than normal operating expenses, are anticipated for development of new software products and enhancements of existing products, launching new products and enhancements, financing anticipated growth and the possible acquisition of businesses, software products or technologies complementary to the Company's business.
The Company believes that its existing cash, cash equivalents, marketable securities and cash generated from operations will be sufficient to meet the Company's working capital and capital expenditure requirements for at least the next 12 months.
===============================================================================

Part II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders
	On May 27, 1997, registrant held its annual meeting of shareholders. Each of
 the	following directors was elected by vote indicated after his name:

                NAME                    FOR                     WITHHELD

		James A. Harrer		3,126,405		 38,238

                Richard J. Heming       3,125,693                38,950

		C. Scott Hunter		3,126,405		 38,238

                Stanley A. Hirschman    3,126,405                38,238

                Michael S. Noling       3,126,405                38,238

                Bruce Fredrickson       3,126,405                38,238

                Donald M. Leonard       3,126,405                38,238


	The only other matter voted upon by shareholders was a proposal to ratify the appointment of Arthur Andersen LLP as the Company's independent accountants for the year ending December 31, 1997. The following were the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to such matter

                   FOR                AGAINST                 ABSTAIN
                3,148,485             14,113                    2,045

Item 5. Other Information

The NASDAQ Stock Market has notified the Company that based upon its review of recent price data, the Company's Common Stock has failed to maintain a closing bid price greater than or equal to $1.00 per share and that to be eligible for continued listing, the Company has until September 30, 1997 to regain compliance with the listing requirements. Further, The NASDAQ Stock Market has notified the Company that if the Company's Common Stock doses not maintain a minimum bid price of $1.00 per share for 10 consecutive trading days by September 30, 1997, its Common Stock will be delisted from The Nasdaq Stock Market unless the Company submits to The Nasdaq Stock Market by that date a satisfactory proposal for achieving compliance.

At this time the Company is considering its alternatives, which may include making a proposal for achieving compliance to The Nasdaq Stock Market or seeking to include its Common Stock on the OTC Bulletin Board service. If the Company's shares are delisted from The Nasdaq Stock Market, the liquidity of and public market for its Common Stock could be materially adversely affected.

Item 6.	Exhibits and Reports on Form 8-K

The Company filed no reports on Form 8-K during the quarter ended June 30, 1997
===============================================================================

SIGNATURES

	In accordance with the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



        Signature               Title                           Date


    _____________________      President and Chief Executive
        James A. Harrer        Officer (Principal Executive
                               Officer) and a Director          August 12, 1997

    _____________________
        Donald M. Leonard      Vice President Finance and Chief
                               Financial Officer (Principal Financial
                               and Accounting Officer)          August 12, 1997