Form 10QSB
period 1997-09-30
MUSTANG SOFTWARE INC
filed 1997-11-13
CIK 940986

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  Form 10-QSB


(Mark One)

  X  	Quarterly report pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934 For the period ended September 30, 1997

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

               Yes         X                                   No

As of October 23, 1997, there were 3,383,694 shares of the Registrant's Common Stock outstanding.


===============================================================================

                              MUSTANG SOFTWARE, INC.

                                   FORM 10-QSB

                                      INDEX


                                                                           Page

PART I.   Financial Information:

Balance Sheets as of September 30, 1997 and December 31, 1996                 3

Statements of Operations for the three and nine months
ended September 30, 1997 and 1996                                             4

Statements of Cash Flows for the nine months ended
September 30, 1997 and 1996                                                   5

Notes to Financial Statements                                                 6

Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                     7

PART II.   Other Information:

Report of sales of securities and use of proceeds therefrom FORM SR           9

Signatures                                                                   12

===============================================================================

                        MUSTANG SOFTWARE, INC.
                           BALANCE SHEETS

                                ASSETS
                                                                September 30,   December 31,
                                                                    1997             1996
                                                                 (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                     $ 1,646,233     $ 2,920,231
	Accounts receivable, net of allowance for doubtful
        accounts of $400,000 and $185,000 at December 31, 1996
        and September 30, 1997, respectively                          80,096          63,529
   Income taxes receivable                                           173,540         173,540
   Inventories                                                       150,567         228,136
   Other                                                              46,788          55,500
- - - ---------------------------------------------------------------------------------------------
                Total current assets                               2,097,224       3,440,936
- - - ---------------------------------------------------------------------------------------------
PROPERTY AND EQUIPMENT:


  Property and equipment                                           1,256,337       1,256,337
  Accumulated depreciation                                          (505,296)       (393,337)
- - - ---------------------------------------------------------------------------------------------
                Net property and equipment                           751,041         863,000
- - - ---------------------------------------------------------------------------------------------
OTHER ASSETS:

  Capitalized software development costs, net                          4,422           5,475
  Other                                                                   --           1,300
- - - ---------------------------------------------------------------------------------------------
                Total other assets                                     4,422           6,775
- - - ---------------------------------------------------------------------------------------------
                                                                  $2,852,687      $4,310,711
= = = =============================================================================================


                         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:


  Accounts payable                                                  $337,004        $859,053
  Accrued payroll and liabilities                                     90,783         163,056
  Accrued warranty and support                                        45,000          45,000
  Deferred revenue                                                    80,000          80,000
- - - ---------------------------------------------------------------------------------------------
                Total current liabilities                            552,787        1,147,109
- - - ---------------------------------------------------------------------------------------------
CAPITAL LEASE OBLIGATION, net of current portion                     291,416          337,221
- - - ---------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:

   Preferred stock, no par value:
       Authorized--10,000,000 shares
                        None issued or outstanding                        --               --
   Common stock, no par value:
       Authorized--30,000,000 shares
         Issued and outstanding--3,374,967 and 3,383,694 shares at
         December 31,1996 and September 30, 1997, respectively     6,634,286        6,628,722

                Retained earnings                                 (4,625,802)      (3,802,341)
- - - ---------------------------------------------------------------------------------------------
                        Total shareholders' equity                 2,008,484        2,826,381
- - - ---------------------------------------------------------------------------------------------

                                                                  $2,852,687       $4,310,711
= = = =============================================================================================
The accompanying notes are an integral part of these financial statements.

===============================================================================

                                MUSTANG SOFTWARE, INC.

                               STATEMENTS OF OPERATIONS
			        Three Months Ended Sept 30,   Nine Months Ended Sept 30,
                                    1997         1996             1997         1996
REVENUE                           $   331,365    $   755,235      $ 1,589,914   $ 3,224,233
COSTS OF REVENUE                       58,419        114,903          273,283       579,122
- - - ---------------------------------------------------------------------------------------------
Gross profit                          272,946        640,332        1,316,631     2,645,111
- - - ---------------------------------------------------------------------------------------------
OPERATING EXPENSES:

Research and development              181,048        242,096          523,157       733,144
Selling and marketing                  80,350      1,028,439          614,743     2,780,308
General and administrative            273,871        518,917        1,059,290     1,716,235
- - - ---------------------------------------------------------------------------------------------
    Total operating expenses          535,269      1,789,452        2,197,190     5,229,687
- - - ---------------------------------------------------------------------------------------------
    Income(loss)from operations    (  262,323)    (1,149,120)      (  880,559)   (2,584,576)
- - - ---------------------------------------------------------------------------------------------
OTHER INCOME (EXPENSE):

    Interest expense                   (8,961)       (10,424)         (28,013)      (32,591)
    Interest income                    22,189         41,377           85,911       197,436
    Gain/loss on sale of asset             --             --               --         2,000
- - - ---------------------------------------------------------------------------------------------
           Total other income (exp)    13,228         30,953           57,898       166,845
- - - ---------------------------------------------------------------------------------------------
Income (loss) before
        provision for income taxes  (  249,095)   (1,118,167)      (  822,661)   (2,417,731)


PROVISION (BENEFIT)
        FOR INCOME TAXES                    --           --               800            --
- - - ---------------------------------------------------------------------------------------------

NET INCOME (LOSS)                  $(  249,095)  $(1,118,167)     $(  823,461)  $(2,417,731)
= = = =============================================================================================

NET INCOME (LOSS)
        PER COMMON SHARE           $      (.07)  $      (.33)     $      (.24)  $      (.72)
= = = =============================================================================================


WEIGHTED AVERAGE NUMBER
        OF SHARES OUTSTANDING        3,383,694     3,362,940        3,380,785     3,360,570
= = = =============================================================================================


The accompanying notes are an integral part of these financial statements.

===============================================================================

                                MUSTANG SOFTWARE, INC.

                               STATEMENTS OF CASH FLOWS
                                                    Nine Months Ended September 30,
                                                           1997             1996
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income(loss)                                   $(823,460)          $(2,417,731)
  Adjustments to reconcile net income to net cash
            provided by operating activities:
            Depreciation and amortization              113,013               145,044
            Net changes in assets and liabilities     (523,309)              128,962
- - - ---------------------------------------------------------------------------------------------

              Net cash used by operating activities (1,233,756)           (2,143,725)
- - - ---------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITES:

        Purchase of property and equipment                  --               (51,459)
- - - ---------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

        Net proceeds from issuance of stock              5,563                 5,751
        Payments on capital lease obligation           (45,805)              (41,523)
- - - ---------------------------------------------------------------------------------------------
              Net Cash provided (used) by financing
               activities                              (40,242)              (35,772)
- - - ---------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH                     (1,273,998)           (2,230,956)

CASH BALANCE, beginning of period                    2,920,231             5,615,404
- - - ---------------------------------------------------------------------------------------------
CASH BALANCE, end of period                         $1,646,233            $3,384,448
= = = =============================================================================================

SUPPLEMENTAL DISCLOSURES:

        Interest paid                                   28,013                32,591
        Taxes paid                                         800                    --


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

Results of Operations:

Three Months Ended September 30, 1997 and 1996

Revenues for the three months ended September 30, 1997 were $331,365 a decrease of $423,870 or 56% under revenues for the same period in 1996. As a percentage of revenues by product category for the third quarter 1997 vs. 1996 showed the QmodemPro line at 19% and 9%, the Wildcat! line at 88% and 79%, and other products at 2% and 2%, respectively. The greater Wildcat! revenues in 1996 were directly related to the release of Wildcat! version 5 in March 1996.

Gross profit for the quarter decreased from $640,332 in 1996 to $272,946 in 1997, and increased slightly as a percentage of revenues from 84.8% in 1996 to 82.4% in 1997. Gross profit percentage has averaged approximately 80-84% over the last three calendar years.

Research and development expenses decreased $61,048 in the third quarter of 1997 from 1996, but increased as a percentage of revenues from 32.1% in 1996 to 54.6% in 1997. Research and development is concentrated in Windows NT and Windows 95 and directly targets the expanded use of international networks, including the Internet. The Company has devoted and is devoting a substantial portion of its research and development resources to the Windows 95 and Windows NT environments and now offers a suite of Web server and internet/intranet utility applications for Windows 95 and Windows NT environments. The headcount in this department decreased from 13 at September 1996 to 9 at September 30, 1997. The headcount reduction accounted for the majority of the decrease in absolute dollars and the decline in revenues accounted for the increase as a percentage of revenues.

Selling and marketing expenses for the quarter were $80,350, a decrease of $948,089 over the same quarter the previous year, and they decreased as a percentage of revenues from 136.2% in 1996 to 24.2% in 1997. The items primarily accounting for the decrease were a reduction of advertising and promotional costs for existing products, the fact that 1996 expenses associated with the launch of Wildcat! 5 were not repeated in 1997 and a reduction in expenses resulting from a decrease in the number of trade shows attended in 1997. The decrease in headcount from 10 at September 30, 1996 to 6 at September 30, 1997 also contributed to the decrease.

General and administrative expenses decreased for the quarter over the previous year, from $518,917 in 1996 to $273,871 in 1997, but increased as a percentage of revenues, from 68.7% in 1996 to 82.6% in 1997. The items primarily accounting for the decrease in absolute dollars were salaries and costs associated with employee benefits eliminated with the decrease in headcount. The General and administrative headcount decreased 65% from the prior year.
The decline in revenues during the quarter ended September 30, 1997 accounted for the increase in geneeral and administrative expenses as a percentage of revenues.

===============================================================================

Nine Months Ended September 30, 1997 and 1996

Revenues for the nine months ended September 30, 1997 were $1,589,914, a decrease of $1,634,319 or 50.7% under revenues for the same period in the prior year. As a percentage of revenues by product category showed the QmodemPro line at 14% and 3%, the Wildcat! line at 83% and 95%, and other at 3% and 2% for the first nine months of 1997 and 1996, respectively. The greater percentage of revenues in the nine months ended September 30, 1996 for the Wildcat! line was due to the launch of Wildcat! v.5 for Win95/NT in March 1996.

Gross profit for the first nine months decreased from $2,645,111 in 1996 to $1,316,631 in 1997, and increased slightly as a percentage of revenues from 82.0% in 1996 to 82.8% in 1997. Gross profit percentage has averaged approximately 80-84% over the last three calendar years.

Research and development expenses decreased $209,987 in the first nine months of 1997 from 1996, but increased as a percentage of revenues from 22.7% in 1996 to 32.9% in 1997. The headcount in this department decreased from 13 at September 1996 to 9 at September 30, 1997. The heacount reduction accounted for the majority of the decrease in absolute dollars and the decline in revenues accounted for the increase as a percentage of revenues. To maintain its competitive market position, the Company expects to invest a significant amount of its resources for the development of new products and product enhancements.

Selling and marketing expenses for the first nine months of 1997 decreased $2,165,565 over the same period the previous year, from $2,780,308 to $614,743. As a percentage of revenues selling and marketing expenses decreased from 86.2% in 1996 to 38.7% in 1997. The items primarily accounting for the decrease were advertising and promotional costs for existing products and the launch of Wildcat! Version 5 for Windows 95/NT in March 1996 were not incurred in 1997, a reduction in trade shows and the costs associated with them and the decrease in headcount from 10 at September 30, 1996 to 6 at September 30, 1997.

General and administrative expenses decreased $656,945 in the first nine months of 1997 from $1,716,235 in 1996 to $1,059,290 in 1997, but as a percentage of revenues increased from 53.2% in 1996 to 66.6% in 1997. The items primarily accounting for the decrease in absolute dollars were salaries and costs associated with employee benefits eliminated with the decrease in headcount. The General and administrative headcount decreased 65% from the prior year.
The decline in revenues during the quarter ended September 30, 1997 accounted for the increase in general and administrative expenses as a perentage of revenues.


Liquidity and Capital Resources

Cash and cash equivalents balance at September 30, 1997 were approximately $1,646,000, a decrease of approximately $1,274,000 from December 31, 1996. Accounts receivable increased approximately $17,000 in 1997, fromm $63,529 at
December 31, 1996 to $80,096 aaat September 30, 1997.   Accounts receivable
average days to collect for the quarter ended September 30, 1996 and 1997 were 48 and 65 days, respectively, and for the nine months ended
September 30, 1996 and 1997 were 53 and 58 days, respectively. Average days to collect for the year 1996 was 50 days. Management's goal is to maintain receivable collection days at or below 50 for 1997. Management is aggresively pursuing delinquent accounts through collections and increasing the credit approval process in an effort to bring the average days to collect within 50 days. Inventory levels have decreased approximately $78,000 in 1997 from December 31, 1996 amounts.

Longer term cash requirements, other than normal operating expenses, are anticipated for development of new software products and enhancements of existing products, launching new products and enhancements, and the possible acquisition of businesses, software products or technologies complementary to the Company's business. The Company believes that its existing cash, cash equivalents, marketable securities and cash generated from operations will be sufficient to meet the Company's working capital and capital expenditure requirements for at least the next 12 months.

===============================================================================

PART II -- OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds
(d)

(1) The effective date of the Securities Act registration statement for which this use of proceeds information is being disclose and the Commission file number assigned to the registration statement is April 5, 1995 and 2-89900-LA, respectively.

(2)  The offering date was April 5, 1995.

(3)  The offering did  not terminate before any securities were sold.
     (i)  The offering has terminated byt not before the sale of all securities registered.
     (ii) The name(s) of the managing underwriter(s) is Cruttenden Roth, Inc.
     (iii)The title of each class of securities registered is Common Stock, no par value and Warrants to purchsssse Common Stock.
     (iv) For each class of secuiries the following table provides information for the account of the registrant and the selling security holders with respect to the amount of the securities registered, the aggregate price of the offering amount registered, the amount sold and the aggregate offering price of the amount sold to date:
                              For the account of the registrant                For the account(s)of any selling security
                                                                                        holder(s)
Title           Amount          Aggregate       Amount     Aggregrate      Amount      Aggregrate      Amount    Aggregrate
of              registered      price of        sold       offering        registered  price of        sold      offering
Security                        offering                   price                       offering                  price
                                amount                     of amount                   amount                    of amount
                                registered                 sold                        registered                sold
Common
Stock            1,250,000       8,125,000      1,125,000  8,125,000        187,500     $1,109,063      187,500   $1,109,063

Warrants           125,000             125        125,000        125

Total            1,375,000       8,125,125      1,375,000  8,125,125        187,500     $ 1,109,063     187,500   $1,109,063

===============================================================================

   (v)  From April 5, 1995 (the effective date of the Securities Act registration statement) to September 30, 1997 the following table provides information as to the amount of expenses incurred for the registrant's account in connection with the issuance and distribution of the securities registered for underwriting discounts and commissions finders' fees, expenses paid to or for underwriters, other expenses and total expenses were as follows:
                                Direct or indirect                            Direct or indirect payment
                                payments to directors                         to others
                                officers, general
                                partners of the registrantr or
                                their associated; to
                                persons owning ten
                                percent or more of any
                                class of equity
                                securities of the registrant;
                                and to affiliates of the
                                registrant.

                                           (A)                                          (B)

(01)Underwriting discounts
      and commissions            [ ]$                                        [ ]$       731,250

(02)Finder's Fees                [ ]                                         [ ]

(03)Expenses paid to or
    for underwriters             [ ]                                         [ ]        243,750

(04)Other expenses               [ ]                                         [ ]        565,315

(05)Total Expenses               [ ]                                         [ ]$     1,540,315



===============================================================================

   (vi) The net offering proceeds to the registrant after deducting the total expenses described in paragraaph (f) (4) (v) of this Item was $6,584,810.



                                Direct or indirect payments to                  Direct or indirect payment
                                directors officers, general                     to others
                                partners of the registrant or their
                                associated; to persons owning
                                ten percent or more of any
                                class of equity securities of
                                the registant; and to affiliates
                                of the registrant.

                                            (A)                                             (B)

(01)Construction of plant,
    building and facilities           [ ]$                                            [ ]$
(02)Purchase and
    installation of
    machinery and equipment           [ ]                                             [ ]
(03)Purchase of real estate           [ ]                                             [ ]
(04)Acquisition of other
    business(es)                      [ ]                                             [ ]
(05)Repayment of
    indebtedness                      [ ]                                             [ ]
(06)Working capital                   [ ]      31,000                                 [ ]          563,196


 Temporary investment (specify)
(07)                                  [ ]$                                            [ ]$
(08)                                  [ ]                                             [ ]
(09)                                  [ ]                                             [ ]
(10)                                  [ ]                                             [ ]

 Other purposes (specify)

(11)Advertising                       [ ]$                                            [ ]$         755,616
(12)Marketing & Trade                 [ ]                                             [ ]        2,539,483
(13)Research & Development            [ ]                                             [ ]        1,389,364
(14)                                  [ ]                                             [ ]

   (viii) The use of proceeds disclosed in paragraph (d) (3) (vii)
          of this Item did not represent a material change in the use of proceeds described in the prospectus.
===============================================================================

                                        SIGNATURES

In accordance with the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        Signature                       Title                   Date


    _____________________	President and Chief Executive
        James A. Harrer         Officer (Principal Executive
                                Officer) and a Director       November 14, 1997

    _____________________
     	Donald M. Leonard	Vice President Finance and Chief
                                Financial Officer (Principal Financial
                                and Accounting Officer)       November 14, 1997





















8


8