Form 10KSB
period 1997-12-31
MUSTANG SOFTWARE INC
filed 1998-03-31
CIK 940986

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC 20549

                                   Form 10-KSB

(Mark One)


[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                For the fiscal year ended December 31, 1997

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
                        For the transition period from __________ to ________ Commission file number 25678

                                MUSTANG SOFTWARE, INC.
                  (Name of small business issuer in its charter)

California                                  77-0204718
(State or other jurisdiction of            (IRS employer identification number)
incorporation or organization)


6200 Lake Ming Road
Bakersfield, California                      93306
(Address of principal executive offices)     (zip code)


Issuer's telephone number: (805) 873-2500

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, no par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K SB or any amendment to this Form 10-KSB. [   ]


State issuer's revenues for its most recent fiscal year $1,898,402

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

$12,817,354 based on the closing sale price at March 9, 1998 as reported by The Nasdaq National Market.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
3,417,961 at March 9, 1998

DOCUMENTS INCORPORATED BY REFERENCE:
None

        This Annual Report on Form 10-KSB contains forward-looking statements. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward -looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the Section under Item 1 - Description of Business - Risk Factors.

        Readers should not place undue reliance on forward-looking statements, which reflect management's view only as of the date of this Report. The Company undertakes no obligation to revise publicly these forward-looking statements to reflect subsequent events or circumstances. Readers should also carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission.

        Mustang(tm), Web Essentials(tm), Internet Message Center(tm), FileCenter(tm), ListCaster(tm), WinServer(tm), Wildcat!(tm), QmodemPro(tm) and Off-Line Xpress(tm) are trademarks of the Company. "Windows," "Windows 95" and "Windows NT" are trademarks of Microsoft Corporation ("Microsoft"). This Report also contains trademarks of other companies.

                                        Part I
Item 1. Description of Business

Company Background

        Mustang Software ("Mustang" or the "Company") designs, develops, markets and supports software that permits and assists computer users to communicate with each other more efficiently through the Internet and its World Wide Web (the "Web"), local area networks ("LANs" or "intranets"), wide area networks ("WANs") and standard phone lines. As part of its Web Essential line of utilities, the Company recently introduced the Web Essentials Internet Message Center (IMC), an application that allows companies and other enterprises to manage incoming e-mail with the same efficiency and tracking as call centers handle incoming telephone calls. The Company has targeted this application, which has received several prestigious awards as best new product, at the rapidly growing customer management markets. Mustang's Web Essentials line also includes: FileCenter, a high performance application that permits operators of Websites known as "webmasters" to provide their users with an organized, searchable library of files;and ListCaster, a powerful e-mail message server that allows easy mass e-mailings from maintained lists and enables e-mail recipients to correspond with each other through the originating Website. The Company's other product lines include the Wildcat! line of Web Server software and the QmodemPro line of telecommunications software.

        The Company's products are used for a wide range of services including e-mail exchange, file transfer, fax-back services and information gathering and dissemination using multiple sources including LANs, WANs, the Internet and the global worldwide network of the Web and offer the capability for businesses to enhance sales, improve customer service, market products and increase employee productivity.

        Mustang began operations in 1986 as a sole proprietorship, became a general partnership in 1987 and incorporated in California on December 23, 1988. Its executive offices and sales, marketing and administration facilities are located at 6200 Lake Ming Road, Bakersfield, California, 93306 and its telephone number is (805) 873-2500. It completed its initial public offering of Common Stock in April 1995. The Company maintains a Website on the Web at "http://www.mustang.com." Information contained on the Website is not part of this Report.

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

        Decline in Revenue and Recent Losses; No Assurance of Profitability. During the years ended December 31, 1995, 1996 and 1997, the Company reported revenue of approximately $4,820,000, $3,810,000 and $1,898,000, respectively, and incurred net losses of approximately $1,097,000, $3,453,000 and $1,341,000, respectively. The decline in revenues directly correlates to the decline in sales of the Company's legacy products, QmodemPro and Wildcat! Bulletin Board System ("BBS") software. These communication products predated the emergence of the Internet and the Web as a widely accepted and used communication medium and became antiquated as a result of the built-in communication functions of Windows 95 and Windows NT operating systems, the emergence of internet service providers ("ISPs"), which provided their own communications software, and Web browsers, and the use of commercial Websites instead of BBSs. While the Company was early to release its QmodemPro telecommunications software for Windows 95 and its Wildcat!5 Interactive Net Server (the "WinServer"), which, among other things, was capable of creating and managing a Website on the Web in addition to a traditional BBS and was designed to take advantage of the power built into the new Windows 95 and Windows NT operating systems, the product did not achieve the market acceptance that Mustang had expected and did not stem the decline in Mustang's revenues. The Company announced its new Web Essentials product line in April 1997 and released the ListCaster, IMC and FileCenter modules of Web Essentials from May 1997 through October 1997, but the Company has not derived substantial revenues from these products to date and has continued to incur losses. There can be no assurance that the Company will be able to profitably market any of its new Web Essential products or any products it may develop in the future and until the Company is able to generate significant revenues, the Company will continue to sustain losses.

        Uncertainty of, and Dependence upon, Market Acceptance of the Company's Products. The future of the Company is dependent upon the acceptance by the market place of its Web Essential line of products, which were first introduced in 1997. The Company hopes its Web Essentials, especially its IMC module which has received several prestigious awards as best new product and has resulted in multiple alliances between Mustang and third parties to integrate the application, will receive market acceptance, but there can be no assurance Web Essentials will attain the levels of market acceptance necessary for Mustang to become profitable or succeed.

        Variability of Operating Results. Historically Mustang has not had a material backlog of unfilled orders, and revenues in any quarter or other period are substantially dependent on orders booked in that period. Orders booked during any particular period are substantially dependent upon numerous factors, including the scheduled release of new products and product enhancements and updates by Mustang and its competitors, the release or anticipated release of complementary products by other software suppliers, market acceptance of such products, enhancements and updates, and numerous other factors, many of which are beyond the Company's control. In addition, Mustang's expense levels for each quarter are, to a significant extent, fixed in advance based upon the Company's expectations as to the net sales during that quarter and thus Mustang is generally unable to adjust spending in a timely manner to compensate for any unexpected shortfall in net sales. Further, as a result of these factors, any delay in product introductions, whether due to internal delays or delays caused by third party difficulties or any significant shortfall of demand in relation to Mustang's expectations would have an almost immediate adverse impact on Mustang's operating results. In the past , Mustang has experienced significant variations in quarter-to-quarter operating results.

        Nasdaq Maintenance Requirements; Possible Delisting of Common Stock from Nasdaq Market. The Company's Common Stock is currently trading on the Nasdaq National Market. The Securities and Exchange Commission (the "Commission") has approved new rules that became effective on February 23, 1998 for the listing of securities on Nasdaq, including new standards for maintenance of such listing. For continued listing on the Nasdaq National Market a company, among other criteria, must now have at least $4,000,000 in total net tangible assets, 750,000 publicly held shares (the "Public Float"), a market value of its Public Float of $5,000,000 and a minimum bid price of $1.00 per share. In its Form 10-QSB filed with the Commission on November 14, 1997 for the quarter ended September 30, 1997, the Company reported $2,008,484 in total net tangible assets as of September 30, 1997. On February 26, 1998, the Company received a letter from Nasdaq stating Nasdaq's intention to delist the Company's Common Stock from the National Market System effective after March 13, 1998 unless the Company requested a temporary exception to the new requirements and thereafter pursued Nasdaq's appeal procedures relative to seeking exception or to show compliance with the new requirements. Prior to March 13, 1998 the Company notified Nasdaq of its intent to pursue all available options for appeal of its determination of Mustang's non-compliance with the new National Market listing requirements and has made a written submission to Nasdaq seeking an exception to the requirements for continued listing on the Nasdaq National Market. There can be no assurance that Mustang will be successful in its appeals to prevent Nasdaq from delisting the Company's Common Stock from the Nasdaq National Market.

        The Commission has also approved new maintenance requirements for the Nasdaq SmallCap Market. For continued listing, on the Nasdaq SmallCap Market, a company, among other criteria, must now have at least $2,000,000 of total net tangible assets (or $35,000,000 of market capitalization or $500,000 in net income in two of the last three years), 500,000 shares in the Public Float, a market value of its Public Float of $1,000,000 and a minimum bid price of $1.00 per share. While at December 31, 1997 the Company met the other new requirements for continued listing on the Nasdaq SmallCap Market, it reported only $1,497,000 of total net tangible assets and did not meet the alternative market capitalization or net income requirements. See the Company's Financial Statements included elsewhere in this Report. While there are alternative criteria for maintenance on the Nasdaq markets, Mustang does not have a reasonable expectation of meeting them in the near future. Accordingly, if the Company is not successful in its appeal of Nasdaq's determination of Mustang's non-compliance with the new National Market listing requirements, it appears likely that the Company's Common Stock will not only be dropped from the Nasdaq National Market but will not qualify for listing on the Nasdaq SmallCap Market. In the event that the Company's Common Stock is delisted from the Nasdaq Stock Market, trading, if any, in the Company's Common Stock would thereafter be conducted in the over-the-counter market in the so-called "pink sheets" published by the National Quotation Bureau or the OTC Bulletin Board of the National Association of Securities Dealers, Inc. As a consequence of such delisting, a shareholder would likely find it more difficult to sell, or to obtain quotations as to the price of, the Company's Common Stock.

        Penny Stock Regulation. If the Company's Common Stock is delisted from the Nasdaq Stock Market or does not have a trading price of $5.00 or more per share within the meaning of Rule 3a51-1 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or if the Company does not have $2,000,000 in net tangible assets, the Company's Common Stock would be considered a "Penny Stock" under the Exchange Act and trading in the Common Stock would be governed by Rule 15g-9 of the Exchange Act. Under that rule, broker-dealers who recommend a Penny Stock to persons other than established customers and accredited investors must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale. Securities are exempt from this rule if the market price is at least $5.00 per share. Unless an exception is available, the regulations require the delivery, before any transaction involving a Penny Stock, of a risk disclosure schedule explaining the Penny Stock market and the risks associated therewith. As described above, there is a significant risk that Nasdaq will delist the Company's securities in the near future. Accordingly, if the Company's Common Stock were to become subject to the Penny Stock regulations, the market liquidity for the Common Stock could be materially adversely affected. There can be no assurance that trading in the Company's Common Stock will not become subject to these or other regulations that would adversely affect the market for the Company's shares.

        Competition. The market for the Company's products is intensely competitive. Mustang competes with a number of companies, many of which have far greater financial, technical and marketing resources than the Company. There can be no assurance that the Company will be able to compete successfully with such companies. Although the Company believes that some of its products have certain technological advantages, there can be no assurance that the Company will be able to maintain or capitalize on these perceived competitive advantages.

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

        Mustang's products are limited in number and concentrated in the area of communications software. Mustang expects that revenues from these products will continue to account for a substantial portion of the Company's revenues. The initial market acceptance and life cycles of Mustang's products are difficult to estimate due in large measure to the recent emergence of the market for products using the Internet, the future effect of product enhancements and future competition. Lack of, and declines in, demand for the Company's products, whether as a result of competition, technological change or otherwise, or price reductions in these products would have a material adverse effect on the Company's operating results.

        Product Returns and Exchange Rights. Mustang's customers are generally permitted a 30-day right to return to Mustang the software purchased by them. Although such returns are generally exchanged for other products or credited against future orders, Mustang may be required to accept major product returns
for cash or a credit against account receivables.   Moreover, the Company may
on occasion grant more liberal rights of return to distributors, particularly where new products or major upgrades are introduced and sales do not meet expectations. Product returns decreased from approximately $1,200,000 in 1996 to approximately $606,000 in 1997. The Company has reserved approximately $160,000 at December 31, 1997 for future returns and other collection issues, down from $400,000 so reserved at December 31, 1996. Although management believes that Mustang has provided adequate allowances for exchanges and returns, there can be no assurance that actual returns or exchanges will not exceed Mustang's allowances. Any product returns or exchanges in excess of recorded allowances could have a material adverse effect on Mustang's business, operating results and financial condition.

        Intellectual Property and Proprietary Rights. The Company regards its software as proprietary and attempts to protect it with copyrights, trademarks, restrictions on disclosure, copying and transferring title and enforcement of trade secret laws. Despite these precautions, it is possible for unauthorized third parties to copy the Company's products and it may be possible for such parties to obtain and use information that the Company regards as proprietary. The Company has no patents, and existing copyright laws afford only limited protection for the Company's software. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws in the United States. Mustang licenses its products primarily by "shrink wrap" or other license notifications included with its software that are not signed by licensees and therefore may be unenforceable under the laws of certain jurisdictions. As the number of software products increases and the functionality of these products further overlaps, Mustang believes that such software will increasingly become the subject of claims that such software infringes the rights of others. Although the Company does not believe that its products infringe on the rights of third parties, there can be no assurance that third parties will not assert infringement claims against the Company in the future or that any such assertion will not result in costly litigation or require the Company to obtain a license to intellectual property rights of such parties. In addition, there can be no assurance that such licenses will be available on reasonable terms, or at all.

        Dependence on Key Personnel. The Company is dependent upon
James A. Harrer, its President and Chief Executive Officer and C. Scott Hunter, its Vice President and Chief Technical Officer. The loss of either of these executives could have a material adverse effect on the Company. While the Company has one-year employment agreements with these executives, such agreements are terminable by each without any reason upon four months notice. Moreover, unforeseen circumstances could cause either of them to no longer render services to the Company. The Company has key-man life insurance on the life of Mr. Harrer for $1,000,000. There can be no assurance that the proceeds from this policy will be sufficient to compensate the Company in the event of Mr. Harrer's death, and this policy does not cover the Company in the event that he becomes disabled or is otherwise unable to render services to the Company. The continued success of the Company is also dependent upon its ability to attract and retain highly qualified personnel. There can be no assurance that the Company will be able to recruit and retain such personnel.

        Risks From International Sales. International sales account for a significantamount of the Company's revenues. See Note 1k of Notes to the Company's Financial Statements included elsewhere herein. International sales are subject to inherent risks including exposure to currency fluctuations, regulatory requirements, political and economic instability and trade restrictions. Although Mustang's sales are typically made in U.S. dollars, a weakening in the value of foreign currencies relative to the U.S. dollar could have an adverse impact on the Company by increasing the effective price of the Company's products in its international markets. In addition, lower sales levels in Europe, which typically occur during the summer months, may adversely affect the Company's business.

Industry Overview

        The Internet is a worldwide network of private and public computer networks that link businesses, universities, government agencies and other users having different computer systems and networks, by means of a common telecommunications standard. Use of the Internet has grown rapidly since its commercialization in the early 1990s. Fueling the growth of the Internet is the growth in personal computers (PCs), which have been extensive in the last several years. An industry source projects that PC penetration in U.S. households will increase from 37% at end of 1996 to 49% by the end of 2001. Total online households are projected to increase from 11.8 million in 1996 to
51.5 million by the year 2001. These trends, coupled with the introduction of large commercial online services such as the America Online, CompuServe Information Service and Microsoft Network, have fed the growth of the communications software industry and the online services industry. As a result, an increasing number of businesses, educational institutions, government agencies and individuals are making use of communications technology to connect to a growing number of hosts, Websites, online services and the Internet. An industry source has estimated that the number of Internet hosts increased from 1,000,000 in 1992 to 10,000,000 in 1996 and will increase to over 100 million by 2000. An industry analyst projects that approximately 40 million U.S. households (or 38 percent) will subscribe to at least one online service by 2001. This equates to a minimum of approximately 40 million new e-mail users in the U.S. by the year 2001[MAK3]. Pioneer Consulting, a market research and analysis firm specializing in global high-speed telecommunications networks and technologies, projected in August 1997, 79 million active electronic mail users, transmitting an estimated 948 million messages per day. Pioneer estimates these numbers will increase to 430 million active users transmitting 16.9 billion messages per day by the year 2002. Pioneer estimates 591 million of the messages in the year 2002 will be transmitted internationally

        Converging with the growth of the Internet is the growth of telephone call centers. Over the past ten years, businesses and other organizations have increasingly used dedicated centers for processing and managing high volumes of incoming and outgoing telephone traffic. Call centers have been used extensively in such fields as credit card and consumer collections, catalog sales, telemarketing and customer service. In these call centers, activities such as placing and receiving telephone calls are linked to the computer functions of database management to capture, store and report on relevant
customer information.   According to strategic research from Frost & Sullivan,
U.S. Call Center Service Markets, the 1996 market for call center services in the United States generated revenues of $15.4 billion. The compound annual growth rate in the U.S. call center services market from 1996-2003 is forecast to be 15.8 percent or an estimated $43.0 billion in 2003.

        Moreover, as organizations are discovering the competitive necessity of delivering superior support to customers who reside outside of the organization (i.e., their clients), they are also realizing that the same level of attention must be paid to the technological and business needs of their customers inside the organization (i.e., their employees). The increasing complexity of client/server computing technology, i.e., LANs and WANs, has created a demand for applications that offer internal support for an organization. This internal support (often referred to as the "Customer Service and Support" or CSS) industry continues to develop, with products for asset and change management along with integration with popular network and systems management tools. Market research from Dataquest, a market research unit of Gartner Group, Inc. reported the customer service and support applications market is thriving as the market grew 47 percent in 1997, with revenue reaching $290 million, up from $197 million in 1996. Dataquest analysts said the CSS application market will continue to prosper with revenue forecast to surpass $1.7 billion by 2002.

        As the importance of the call centers, customer service and support, and electronic commerce has increased and as more functions and capabilities have been combined, parallel industries have emerged to create and support the systems, software and services that are designed to make these industries efficient, effective and well matched to the broader corporate mission of the enterprise. The Company believes that its Web Essentials product line, particularly its IMC, fits well within these industries and that Mustang is positioned to take advantage of the growth opportunities predicted for these markets.

Current Products

        Mustang's products generally fall into three categories: the Web Essential line of Internet/Web utility software; the Wildcat! line of BBS/Web server software; and its telecommunications line consisting of QmodemPro and ancillary telecommunication software.

	Web Essentials Product Line

	Mustang's Web Essentials are Windows 95/NT applications designed to complement existing Windows NT based Web Server solutions. These powerful add-on programs are marketed as indispensable utilities for every webmaster who wants to increase the visibility and number of persons viewing their Website. Web Essentials are easy-to-install and take advantage of existing Web Server software strengths, allowing webmasters to offer more interactive features to their existing Internet or Intranet site. Currently the line includes Mustang Internet Message Center, ListCaster and FileCenter.

	Internet Message Center. Mustang's Web Essentials Internet Message Center (IMC) is an intelligent e-mail routing and tracking system, which provides a company or other enterprise, with tools to manage the flood of inbound Internet e-mail. IMC handles inbound e-mail much like an automated call distributor handles voice telephone traffic and helps achieve the same levels of efficiency and customer service through e-mail that companies strive for in other aspects of its business. IMC works with all of the popular e-mail software applications such as Microsoft Exchange, Microsoft Outlook, Lotus Notes, cc Mail, Eudora Mail and all other Internet e-mail applications using the industry-standard Post Office Protocol version 3 ("POP3") server accounts, including those running on Windows, Macintosh, OS/2 and Unix.

	The benefits of using IMC to manage inbound e-mail include:

* Tracking - IMC automatically assigns a tracking number to each incoming message that is addressed to any of a users defined IMC e-mail pools. At the same time, IMC notifies the customer that his message has been received by sending him an acknowledgment e-mail that includes the assigned tracking number. The original message and all replies are tracked so the company has a complete audit trail for incoming and outgoing corporate e-mail. This provides management with a quick and easy way to follow up on any complaints or problems a customer might report.

* Measurement - Using the detailed reports that IMC creates, businesses can identify which employees, and employee groups are handling the inbound e-mail, measure their average response time and monitor overall system and employee efficiency and effectiveness. This helps with the decision of when to expand or eliminate staffing, by allowing analysis of how much time is actually being spent answering e-mail and evaluating how effective agents are at responding.

* Integration - IMC's open, switch-inspired architecture and intelligent routing environment provide both client-side and server side Application Programming Interfaces (APIs) enabling enterprises to tightly integrate IMC with existing third-party or custom developed customer management technologies including but not limited to, Customer Management, Help Desk, Sales Force Automation, Computer Telephony integration, workflow applications and telephone systems.

* Efficiency - Management no longer needs to waste time tracking down e-mail problems. If customers complain that they have not received a timely reply, it only takes a few moments to find the original message and identify its status through IMC's reporting and monitoring functions. It is expected that because they know that their performance is being monitored, employees will be more motivated to answer e-mail in a timely manner.

        The IMC Business Edition was released in September 1997, uses Microsoft Access databases and supports up to 50 agents and has an a suggested retail price of $1,500. The IMC Enterprise Edition was released in February 1998 and supports hundreds of agents, stores its information in a Microsoft SQL server database and has a suggested retail price of $10,000, including two agents. Functionality for additional agent licenses are offered at $250 each.

        ListCaster. Mustang's Web Essentials ListCaster is a powerful mailing list server and SMTP/POP3 server for Windows 95 and Windows NT. SMTP or Simple Mail Transfer Protocol is the outgoing mail server, i.e., the computer contacted to send mail out. POP3 is the incoming mail server, i.e., the computer to which mail is delivered. Webmasters using ListCaster can draw customers to their Websites by sending e-mail announcing new Web pages, products, services or possibilities directly to people whose names and e-mail addresses have been compiled on a mailing list. Once the addressee has received the message, e-mail clients permit the addressee to link automatically to any URL located in the body of the message. A URL (Uniform Resource Locator) is a unique identifier for a Web page or other resource on the Internet that can be embedded into the message sent by ListCaster. Once the message recipient clicks on the URL contained in the message, he is immediately taken to the linked Web page and thereby is available to receive advertising and promotion of offered products and services.

ListCaster was released in May 1997 and has a suggested retail price of $299.

FileCenter. Mustang's Web Essentials FileCenter automatically manages the entire process of submitting, posting, and locating files on Internet and Intranet sites. FileCenter stores file information, including file name, description, author, and location, in a Microsoft Access Database for quick searches. Taking full advantage of Microsoft's Active Server technology, FileCenter indexes all the words found in the document, enabling users to search for the files they need by title, author, description, date, even the number of downloads. FileCenter eliminates the need to have programmers manage Websites using File Transfer Protocol ("FTP") to download files to a remote computer requesting the files.

The Company believes that until FileCenter, there has not been an application available to automate the task of administering files on Internet and Intranet sites. File creators may upload their files to FileCenter's library using a Web browser such as Microsoft Internet Explorer 3 or 4 or Netscape Navigator
3 or 4 by simply clicking on an "upload" icon on a Web page. The system's Wizard prompts the submitter of the file for all relevant information. FileCenter automatically catalogs the file and can even optionally scan the file for viruses using McAfee Virus Scan. FileCenter posts the file, updates the new submission list, places the file in the proper category and group, and creates the necessary HTML code to permit viewing the index with an ordinary browser. System users can then search on any of FileCenter's database fields including the name of the person uploading the file and the date of submission. Because the process is completely automated, companies can use FileCenter to post files on FTP sites rather than waste the disk space and bandwidth required to distribute them as e-mail attachments. By using FileCenter along with Mustang's ListCaster interested people, such as those desiring a product upgrade or software patch can be automatically notified when pertinent files are posted on the Website. Administrators also have the option of requiring down-loaders to fill out forms that are automatically e-mailed to the submitter of the file. This permits authors of financial documents to track their use, and permits shareware authors to monitor file downloads.

FileCenter was released in October 1997 and has a suggested retail price of $999.

BBS/Web Server Software

        The Company offers the Wildcat! Interactive Net Server Wildcat! 5, an application that takes advantage of the 32-bit multitasking in Windows 95 and the robust server operations in Windows NT. The Company created the program to bring to market the complete integration of a BBS and the Internet. The program combines the features of a Web server with the superior interactivity of BBSs and online services such as America Online, CompuServe and Microsoft Network. The application's multimedia 32-bit platform offers, Internet access in addition to interactive conferencing, threaded messaging, individual/group chat and file library access, among other things, and allows users to log onto the BBS/Web server with any communication program or terminal emulator through direct dial, telnet or LAN. The application is powerful, easy to set-up and administer and offers flexible expandability. Capabilities of the Wildcat! Interactive Net Server which differentiate it from competitive products include:

* Dial-up Connectivity. Permitting users to connect directly to the host's server via dial-up modem without having to have access to the Internet, avoiding the necessity of having to set up Winsock, Dial-Up Networking or other Internet connectivity utilities.

* Security & User Authentication. Allowing webmasters to require users to log on with a unique name and password, permitting the webmaster to gather easily demographic information from customers and prospects that visit the site.

* Platform Independent. Allowing Windows and Macintosh users and virtually anyone else connected to the Internet to download the Wildcat! Navigator
(a program that Mustang freely distributes to enable users to connect easily to the Web server created with the Company's Net Server) to access the site and to participate in the webmasters threaded message bases and file libraries.

* Server Access Control. Providing the functionality to block or limit access to specific Internet sites webmaster may deem unsuitable for his audience. Wildcat! Interactive Net Server was first released as Wildcat! version 5 in March 1996 and upgraded and expanded through February 1997. The suggested retail price of .the product ranges from $99 to $3,995 depending upon the edition. Editions are differentiated by number of nodes or channels for dial-in lines and functionality provided by the program. The Company also offers independent packages increasing available nodes and a number of separate ancillary and add-on products that add functionality to the application.

        The Company continues to offer its Wildcat! 4 BBS Product line for the huge installed base of users who still use DOS as their operating system and a number of utility and add on products supporting and adding functionality to the Wildcat! 4 line. The suggested retail prices of Wildcat! 4 ranges from $99 to $999 depending upon the number of connections the application will support.

	Telecommunications Software

        The Company's telecommunications line of products is centered on QmodemPro, which includes Windows 95, Windows 3.x and DOS versions. QmodemPro for Windows 95 was the first communications software offered for use with Windows 95, allowing users to take full advantage of their modems. The program contains features beyond the Windows 95 standard terminal program, including a phone book, a telnet client, programmable toolbar, graphic viewer, OLE 2.0 drag and drop handling, script language, macro keys, host mode, 35 terminal emulations and 11 file transfer protocols. QmodemPro for Windows operates under the Microsoft Windows v.3.x environment and supports 31 terminal emulations, ten file transfer protocols, multimedia sound which can be linked to many program functions and both send and receive fax capabilities for use with any class 1 or 2 fax modem. QmodemPro for DOS operates under the MS-DOS and supports 15 terminal emulations, ten file transfer protocols and send fax capability with any class 1 or 2 fax modem. The Company also offers a number of utility and add on products supporting and adding functionality to QmodemPro. The suggested retail prices of the Windows 95, Windows and Dos versions of QmodemPro are $50 each.

Product Development

        The markets for the Company's products are characterized by rapidly changing technology and frequent new product introductions. Accordingly, the Company believes its future prospects depend on its ability not only to enhance and successfully market its existing products, but also to develop and introduce new products in a timely fashion which achieve market acceptance. There can be no assurance that the Company will be able to identify, design, develop, market or support such products successfully or that the Company will be able to respond effectively to technological changes or product announcements by competitors. In particular, if the Company fails to successfully anticipate customer demand for new products or product enhancements or upgrades or otherwise makes incorrect product development decisions, the Company could be adversely affected both by the loss of anticipated revenue and, possibly, its competitors' increase in their installed base of customers. These adverse results could be particularly significant if the Company were to make a number of incorrect product development decisions in succession or within a short period of time. Mustang has on a number of occasions experienced delays in the commencement of commercial shipments of new products and enhancements, resulting in delay or loss of product revenues. From time to time, Mustang and others may announce new products, capabilities or technologies that have the potential to replace or shorten the life cycle of Mustang's existing productofferings. There can be no assurance that announcements of currently planned or other new product offerings will not cause customers to defer purchasing existing Company products or cause distributors to return products to Mustang. In addition, programs as complex as the software products offered by Mustang may contain undetected errors or "bugs" when they are first introduced or as new versions are released. Delays or difficulties associated with new product introductions or product enhancements, or the introduction of unsuccessful products or products containing undetected "bugs", could have a material adverse effect on Mustang's business, operating results and financial condition.

        During 1996 and 1997, Mustang spent approximately $981,000 and $687,000, respectively, for research and development of new products [and enhancements to legacy products].

Maintenance and Technical Support

        Mustang provides customer support for all its product lines. Support options consist of direct real-time technical product via telephone with its support staff as well as electronic support available on the Company's Website and via e-mail. Maintenance and support contracts are offered at the time a product is sold and are renewable annually. Maintenance and support agreements entitle customers to software upgrades and fixes, as well as technical support via the Web, e-mail, and a nationwide 800 number.

Sales, Marketing and Distribution

        Web Essentials Line. Introduced in 1997 and enhanced in 1998, the Company has only recently began offering its Web Essentials line of products. The Company has targeted the call center market and to a lesser
extent the help desk market for its IMC, believing that those   markets
present the best opportunities for IMC use and integration with other applications or product suites. The Company intends to focus on OEM and VAR distribution channels for these products, and to pursue partnership and integration opportunities. The Company's initial efforts at implementing this strategy have resulted in the establishment of the following alliances with
Mustang:

*A March 1998 OEM arrangement with Siemens Business Communications Systems ("Siemens"). Siemens furnishes advanced solutions involving networking and the Internet to such sectors as call centers, healthcare and education and is an U.S. affiliate of Siemens Private Communications Systems, a large worldwide supplier of private telecommunications systems. This arrangement makes provision for Siemens to incorporate Mustang's IMC Enterprise Edition into Siemens' ProCenter MX product line initially in North America, and later throughout Siemens' worldwide operations and channels.

* A March 1998, collaboration arrangement with Clarify, Inc. ("Clarify"). Clarify is a leader in front office solutions that unite companies and their partners around customers, offering an integrated front office suite that provides organizations with an infrastructure that leverages interactions with customers and partners with the goal of increasing customer loyalty and maximizing sales at significantly reduced costs. Under this arrangement, the companies will integrate the automatic message distributor functionality of Mustang's IMC Enterprise Edition with Clarify's suite of front office applications to provide seamless e-mail and web-based transaction management on the call center or help desk agent's desktop.

* A March 1998, VAR agreement with Aptex Software, Inc. ("Aptex"). Aptex develops intelligent software solutions that it offers to increase profits and improve customer satisfaction by enhancing and automating electronic customer interactions. Under this agreement, Aptex agreed to immediately become a VAR of Mustang's IMC Enterprise Edition in the United States and the companies will integrate Aptex's SelectResponse 2.0, Email Edition and Mustang's IMC Enterprise Edition. The companies believe that the integration of the two applications will enable enterprises to determine precisely the appropriate level of intelligent auto-response and/or direct agent involvement for each incoming e-mail or Internet transaction based on the message's content, customer information, or other, enterprise specific variables, enabling faster, more accurate responses to customers and a clearer audit trail for inquiry analysis and reducing the need for additional labor to manually read, route and respond to e-mail.

* A March 1998 international VAR agreement with Aspect Telecommunications, Inc. ("Aspect"). Aspect is a global provider of comprehensive business solutions for mission-critical call centers. Aspect products include automatic call distributors, computer-telephony integration solutions, call center reporting tools, and call center planning and forecasting packages. Aspect also provides services vital to call center environments, including business applications consulting, systems integration and training. This agreement allows Aspect to sell and support Mustang's IMC Enterprise Edition through its Consulting and Systems Integration group to customers around the globe.

* A March 1998 membership in Aspect's Affinity Alliance Partner Program. Aspect is a global provider of comprehensive business solutions for mission-critical call centers. Aspect products include automatic call distributors, computer-telephony integration solutions, interactive response systems, call center management information and reporting tools, and call center planning and forecasting packages. Membership in this program is expected to provide Mustang broad access to existing Aspect customers and prospects to offer e-mail routing and management solutions. As part of the membership, Aspect is to identify Mustang's IMC as a preferred solution to customers needing e-mail management solutions.

        The Company is implementing it's own certification program for the IMC for the purpose of enabling third-party application developers to certify that their products can be integrated with the IMC platform. Mustang expects implementation of the certification program will add functionality and integration capabilities to IMC, as well as promote the goal of establishing the application as the default e-mail response management platform in the call center, customer management, help desk and electronic commerce markets.

        Mustang plans to market Web Essentials generally, and IMC in particular, through media advertising both independently and in cooperation with distributors, OEMs, VARS, and other companies that maintain joint market or joint sales agreements with the Company. The Company is developing print media ad campaigns targeted at industry trade journals designed to invoke direct telesales. The Company also plans to promote IMC at trade shows centered around customer management, call centers, electronic commerce, computer telephony and other support products and services.

        Webserver BBS and Telecommunication Lines. Mustang distributes products from its Webserver BBS and telecommunication lines domestically through distributors and resellers, through OEMs who bundle one of the Company's software products with their own products, and through direct sales to end users. Direct sales by the Company are made by mail order to end users who are solicited through Web Server notices and mailings to Mustang's installed customer base, catalogs and media advertising. Direct sales accounted for 66% and 77% of revenues during the years ended December 31, 1996 and 1997, respectively. Sales to OEMs and business users requiring volume purchases are conducted directly by the Company and are negotiated on an individual case basis.

        Internationally, the Company sells through distributors who purchase, warehouse and sell software. Three of Mustang's four international distributors have exclusive distribution rights to specific countries throughout the world, but such rights become non-exclusive at the Company's option if the distributor fails to meet certain minimum purchase obligations. The fourth distributor has nonexclusive rights. The distribution agreements have terms of one or two years from commencement; however, the Company has the right to terminate the distribution agreements within 30 or 60 days of giving notice if the distributors fail to meet the minimum purchase obligations, and either party has the right to terminate the agreement upon written notice in the event of a breach which is not cured within 30 or 60 days after receiving written notice. In 1996 and 1997, revenues from international sales represented approximately 15% and 30%, respectively, of total revenues. International sales are subject to inherent risks including exposure to currency fluctuations, regulatory requirements, political and economic instability and trade restrictions. Although Mustang's sales are typically made in U.S. dollars, a weakening in the value of foreign currencies relative to the U.S. dollar could have an adverse impact on the Company by increasing the effective price of the Company's products in its international markets. In addition, lower sales levels in Europe, which typically occur during the summer months, may adversely affect the Company's business.

        Mustang's marketing efforts are aimed at educating the end user about the capabilities of telecommunications applications in general, Web Server and Internet/Intranets in particular. The Company often tailors activities in media advertising, direct mail trade shows and free demonstration products toward explaining product capabilities. Mustang also distributes free copies of previous versions of its products in order to introduce customers to its product line. The Company fully supports these "test-drive" releases through technical support and treats "test-drive" support calls as a sales opportunity.

        Typically, Mustang ships orders within 48 hours; accordingly, backlog is not material to the Company's business or operations.

Medium Duplication and Packaging; Suppliers

        The Company outsources CD-ROM and disk duplication and packaging but can perform these functions at the Company's facilities in Bakersfield, California. Upgrades and new product releases often generate order volumes that require outside suppliers to provide these services. The Company uses outside suppliers to produce manuals and boxes, which it designs in house.

        The Company purchases from various suppliers numerous CD-ROMs and diskettes that are used in the distribution of its software. Because of the availability of alternative sources of supply, the Company believes it is not necessary to enter written agreements with its suppliers. Although management believes there are numerous sources for CD-ROMs, the Company currently relies on four sources of supply. As such, the Company is vulnerable to changes in product quality and pricing by its suppliers. Future disruptions in the supply of suitable CD-ROMs from the Company's principal suppliers, if prolonged, could have a material adverse effect on the Company's results of operations unless and until the Company was able to obtain suitable replacements.

Competition

        The market for the Company's products is intensely competitive. Mustang competes generally based on product features and functions, technical support and other related services, ease of product setup, use, and price/performance. The Company competes with a number of independent software suppliers who offer Web Server or telecommunications software as or among their product line(s). Many of the Company's competitors have longer operating histories, significantly greater financial, technical, sales, marketing, and other resources than the Company. Certain of these companies may also have greater name recognition and a larger installed customer base than the Company. Mustang's competitors could in the future introduce products with more features and lower prices than the Company's products. These organizations could also bundle existing or new products with other products or systems to compete with the Company.

Proprietary Rights

        The Company regards its software as proprietary and attempts to protect it with copyrights, trademarks, restrictions on disclosure, copying and transferring title and enforcement of trade secret laws. Mustang has no patents and existing copyright laws afford only limited practical protections for its software. Furthermore, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. Mustang licenses its products primarily by "shrink wrap" or other license notifications included with its software that are not signed by licensees and therefore may be unenforceable under the laws of certain jurisdictions. Despite its precautions, it may be possible for unauthorized third parties to copy certain portions of the Company's products or to obtain and use information that the Company regards as proprietary. Although the Company relies to a degree on the legal protections available to protect its proprietary rights, Mustang believes that, due to the rapid pace of innovation within its industry, factors such as the technological and creative skills of its personnel and its reputation for product support are as, if not more, important to the Company's success.

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

Employees

        On December 31, 1997 the Company employed 28 persons (27 of which were employed full-time), of which 12 were involved in engineering and technical support, four in order processing and shipping/receiving, eight in sales and marketing and four in general administration. The Company's employees are not covered by a collective bargaining agreement. The Company considers its relationship with its employees to be satisfactory.

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

                                Part II

Item 5. Market for Common Equity and Related Stockholder Matters

        Shares of the Company's Common Stock have traded on the over-the-counter market since the Company's initial public offering on April 5, 1995 and are included in The Nasdaq National Market under the symbol "MSTG." For recent developments concerning the listing of the Company's Common Stock on the Nasdaq Stock Market, see Item 1. Business - Risk Factors -Nasdaq Maintenance Requirements; Possible Delisting of Common Stock from Nasdaq."
The following table sets forth for the quarters indicated the high and low last reported sale prices as reported by The Nasdaq National Market.


                                          High     Low
        1996
        First Quarter                      $9.00   $5.50
        Second Quarter                      7.50    4.00
        Third Quarter                       3.75    2.25
        Fourth Quarter                      2.63    1.00
1997
        First Quarter                      $2.50   $ .63
        Second Quarter                      1.63     .63
        Third Quarter                       2.13     .56
        Fourth Quarter                      1.88     .50

        The 3,417,961 shares of Common Stock of the Company outstanding as of March 9, 1998 were held of by 123 shareholders of record, who, the Company believes, held for in excess of 400 beneficial holders.

        Prior to its initial public offering, the Company had paid cash dividends on its Common Stock, but has not done so since then and anticipates that it will not pay cash dividends in the foreseeable future.

Use of Proceeds from Initial Public Offering

(1) The effective date of the Securities Act registration statement for which this use of proceeds information is being disclosed and the Commission file number assigned to the registration statement is April 5, 1995 and 2-89900-LA, respectively.

(2) The offering date was April 5, 1995.

(3) The offering did not terminate before any securities were sold.

    (i) The offering has terminated but not before the sale of all securities registered.

    (ii) The name(s) of the managing underwriter(s) is Cruttenden Roth, Incorporated.

    (iii) The title of each class of securities registered is Common Stock, no par value and Warrants to purchase Common Stock.

    (iv) For each class of securities the following table provides information for the account of the registrant and the selling security holders with respect to the amount of the securities registered, the aggregate price of the offering amount registered, the amount sold and the aggregate offering price of the amount sold to date:

For the account of the registrant                       For the account(s)of any
                                                        selling security holder(s)
                                                                                           holder(s)
Title           Amount          Aggregate       Amount     Aggregrate      Amount      Aggregrate      Amount    Aggregrate
of              registered      price of        sold       offering        registered  price of        sold      offering
Security                        offering                   price                       offering                  price
                                amount                     of amount                   amount                    of amount
                                registered                 sold                        registered                sold
Common
Stock            1,250,000       8,125,000      1,125,000  8,125,000        187,500     $1,109,063      187,500   $1,109,063

Warrants           125,000             125        125,000        125

Total            1,375,000       8,125,125      1,375,000  8,125,125        187,500     $1,109,063      187,500   $1,109,063



(v) From April 5, 1995 (the effective date of the Securities Act registration statement) to December 31, 1997 the following table provides information as to the amount of expenses incurred for the registrant's account in connection with the issuance and distribution of the securities registered for underwriting discounts and commissions, finders' fees, expenses paid to or for underwriters, other expenses and total expenses were as follows:




                                Direct or indirect                            Direct or indirect payment
                                payments to directors                         to others
                                officers, general
                                partners of the issuer or
                                their associated; to
                                persons owning ten
                                percent or more of any
                                class of equity
                                securities of the issuer;
                                and to affiliates of the
                                issuer.

                                           (A)                                          (B)

(01)Underwriting discounts
      and commissions            [ ]$                                        [ ]$       731,250

(02)Finder's Fees                [ ]                                         [ ]

(03)Expenses paid to or
    for underwriters             [ ]                                         [ ]        243,750

(04)Other expenses               [ ]                                         [ ]        565,315

(05)Total Expenses               [ ]                                         [ ]$     1,540,315



(vi) The net offering proceeds to the registrant after deducting the total expenses described in paragraph (f)(4)(v) of this Item was $6,584,810.

===============================================================================

(vii) From April 5, 1995 (the effective date of the Securities Act registration statement) to December 31, 1997 the following table provides information with respect to the amount of net offering proceeds to the registrant used for construction of plant, building and facilities; purchase and installation of machinery and equipment; purchases of real estate; acquisition of other business(es); repayment of indebtedness; working capital; temporary investments; and any other purposes for which at least five (5) percent of the registrant's total offering proceeds or $100,000 (whichever is less) has been used:


                                Direct or indirect payments to                  Direct or indirect payment
                                directors officers, general                     to others
                                partners of the issuer or their
                                associated; to persons owning
                                ten percent or more of any
                                class of equity securities of
                                the issuer; and to affiliates
                                of the issuer.

                                            (A)                                             (B)

(01)Construction of plant,
    building and facilities           [ ]$                                            [ ]$
(02)Purchase and
    installation of
    machinery and equipment           [ ]                                             [ ]
(03)Purchase of real estate           [ ]                                             [ ]
(04)Acquisition of other
    business(es)                      [ ]                                             [ ]
(05)Repayment of
    indebtedness                      [ ]                                             [ ]
(06)Working capital                   [ ]      36,000                                 [ ]          593,339


 Temporary investment (specify)
(07)                                  [ ]$                                            [ ]$
(08)                                  [ ]                                             [ ]
(09)                                  [ ]                                             [ ]
(10)                                  [ ]                                             [ ]

 Other purposes (specify)

(11)Advertising                       [ ]$                                            [ ]$         833,961
(12)Marketing & Trade                 [ ]                                             [ ]        2,698,275
(13)Research & Development            [ ]                                             [ ]        1,566,458
(14)                                  [ ]                                             [ ]


(viii) The use of proceeds disclosed in paragraph (d)(3)(vii) of this Item did not represent a material change in the use of proceeds described in the prospectus.
===============================================================================

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Please read the following discussion in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Form 10KSB.

General
        Mustang designs, develops, markets and supports software that permits and assists computer users to communicate with each other more efficiently through the Internet and its World Wide Web (the "Web"), local area networks ("LANs" or "intranets") and wide area networks ("WANs") and standard phone lines. The Company's product lines include the Web Essential line of utilities, Wildcat! line of Web Server software and the QmodemPro line of telecommunications software. The Company's products are used for a wide range of services including e-mail exchange, file transfer, fax-back services and information gathering and dissemination using multiple sources including LANs, WANs, the Internet and the global worldwide network of the Web and offer businesses the capability to enhance sales, improve customer service, market products and increase employee productivity.

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

        The following table presents unaudited selected financial data for each of the eight quarters in the period ended December 31, 1997.


                                    Year ended December 31,
                            1996                             1997
               First    Second  Third    Fourth   First   Second   Third    Fourth
               Quarter  Quarter Quarter  Quarter  Quarter Quarter  Quarter  Quarter
                      (In thousands, except per share data)
                                   (unaudited)
Summary of
Operations:
Revenue           $1,203   $1,266  $  755   $ 586     $ 799     $458    $331     $310
Gross profit         986    1,019     640     519       678      366     273      251
Operating
 expenses          1,712    1,729   1,789   1,576       922      740     535      784
Loss from
 operations         (726)    (710) (1,149)  (1,057)    (244)    (374)   (262)    (533)
Net income (loss)   (651)    (649) (1,118)  (1,035)    (217)    (357)   (249)    (517)
Net income (loss)
  per common share  (.19)    (.19)   (.33)    (.31)    (.06)    (.11)   (.07)    (.15)

===============================================================================

Results of Operations:

        During the years ended December 31, 1995, 1996 and 1997, the Company reported revenue of approximately $4,820,000, $3,810,000 and $1,898,000, respectively, and incurred net losses of approximately $1,097,000, $3,453,000 and $1,341,000, respectively. The decline in revenues directly correlates to the decline in sales of the Company's legacy products, QmodemPro and Wildcat! BBS software. These communication products predated the emergence of the Internet and the Web as a widely accepted and used communication medium and became antiquated as a result of the built-in communication functions of Windows 95 and Windows NT operating systems, the emergence of ISPs that provided their own communications software and Web browsers, and the use of commercial
Websites instead of BBSs. While the Company was early to release its QmodemPro telecommunications software for Windows 95 and its Wildcat!5 WinServer, which, among other things, was capable of creating and managing a Website on the Web in addition to a traditional BBS and was designed to take advantage of the power built into the new Windows 95 and Windows NT operating systems, the product did not achieve the market acceptance that Mustang had expected and did not stem the decline in Mustang's revenues. The Company announced its new Web Essentials product line in April 1997 and released the ListCaster, IMC and FileCenter modules of Web Essentials from May 1997 to through October
1997, but the Company has not derived substantial revenues from these products to date and has continued to incur losses. There can be no assurance that the Company will be able to profitably market any of its new Web
Essential products or any products it may develop in the future and until the Company is able to generate significant revenues, the Company will continue to sustain losses.

The following table sets forth, for the years ended December 31, 1995, 1996 and 1997, income statement data of the Company expressed in dollars and as a percentage of revenues and the percentage increase or decrease in the dollar amounts of such data in 1996 from 1995 and 1997 from 1996:


                                     Year ended December 31,                                                     Percentage
                                                                                                          Increase (Decrease) in
                                              1995                  1996                    1997             Dollar Amounts in
                                                                                                              1996       1996
                                                Percent of              Percent of               Percent of   from       from
                                        Amount   Revenue       Amount    Revenue      Amount      Revenue     1995       1995
Revenue                               $4,819,999  100.0%     $3,810,240   100.0%     $1,898,402   100.0%    (20.9%)   (50.2%)
Cost of Revenue                          932,000   19.3%        646,199    16.9%        330,828    17.4%    (30.7%)   (48.8%)
- --------------------------------------------------------------------------------------------------------------------------------
Gross profit                           3,887,999   80.7%      3,164,041    83.1%      1,567,574    82.6%    (18.7%)   (50.5%)
Operating expenses:
   Research and development              845,896   17.5%        980,413    25.7%        696,819    36.7%     15.9%    (28.9%)
   Selling and marketing               2,516,031   52.2%      3,583,958    94.0%        930,426    49.0%     42.4%    (74.0%)
   General and administrative          1,979,769   41.1%      2,241,695    58.8%      1,353,486    71.3%     13.2%    (39.6%)
- --------------------------------------------------------------------------------------------------------------------------------
   Loss from operations               (1,453,697) (30.2%)    (3,642,025)  (95.6%)    (1,413,157)  (74.4%)  (250.5%)    61.2%
Other income, net                        192,134    4.0%        190,000     5.0%         73,284     3.9%     (1.1%)   (61.4%)
- -------------------------------------------------------------------------------------------------------------------------------
Loss before provision for
  income taxes                        (1,261,563)  26.2%     (3,452,025)  (90.6%)    (1,339,873)  (70.6%)  (273.6%)    61.2%

Benefit (provision) for income taxes     164,711    3.4%           (800)    0.0%           (800)    0.0%    (95.5%)     0.0%
- -------------------------------------------------------------------------------------------------------------------------------
Net Loss                             $(1,096,852) (22.8%)   $(3,452,825)  (90.6%)   $(1,340,673)  (70.6%)  (314.8%)    61.2%
= ===============================================================================================================================


Comparison of Years Ended December 31, 1997 and 1996

     Revenues for the year ended December 31, 1997 were $1,898,402 a decrease of $1,911,838 or 50.2% less than revenues for the year ended December 31, 1996. As a percentage of revenues by product category for the year 1997
vs. 1996 showed the QmodemPro line at 15% and 3%, the Wildcat! line at 77% and 95%, Web Essentials at 5% and 0%, and other products at 3% and 2%, respectively. The increase in Web Essentials revenues was directly related to the launch of Web Essentials product line in the second quarter of 1997.

     Gross profit for the year decreased from $3,164,041 in 1996 to $1,567,574 in 1997, a decrease as a percentage of revenues from 83.1% in 1996 to 82.5% in 1997.

===============================================================================

     Research and development expenses decreased $283,594 in 1997 from 1996, but increased as a percentage of revenues from 25.7% in 1996 to 36.7% in 1997. The decrease in actual dollars spent is attributable to the headcount reduction in this department. The decline in revenues accounted for the increase as a percentage of revenues. In an effort to improve its competitive position, the Company expects to invest a significant amount of its resources for the development of new products and product enhancements.

     Selling and marketing expenses for 1997 were $930,426, a decrease of $2,653,532 over 1996, and they decreased as a percentage of revenues from 94.0% in 1996 to 49.0% in 1997. The items primarily accounting for the decrease were advertising and promotional costs for existing products and the launch of Wildcat! v.5 for Windows 95/NT in March 1996 were not incurred in 1997, a reduction in trade shows and the costs associated with them and the decrease in headcount from an average of 12 in 1996 to 7 in 1997.

     General and administrative expenses decreased for 1997 over the previous year, from $2,241,695 in 1996 to $1,353,486 in 1997, and increased as a percentage of revenue from 58.8% in 1996 to 71.3% in 1997. The items primarily accounting for the decrease in absolute dollar were salaries and costs associated with employee benefits eliminated with the decrease in headcount. The General and administrative headcount decreased 58% from the prior year. The decline in revenues during the year accounted for the increase in general and administrative expenses as a percentage of revenues.

     Other income decreased  $116,716 from $190,000 in 1996 to $73,284 in 1997 due to less interest income from cash accounts.

     Benefit (provision) for income taxes had no change as a provision of $800 in 1996 and 1997.

Comparison of Years Ended December 31, 1996 and 1995

     Revenues for the year ended December 31, 1996 were $3,810,240 a decrease of $1,009,759 or 20.9% less than revenues for the year ended December 31, 1995. As a percentage of revenues by product category for the year 1996 vs. 1995 showed the QmodemPro line at 3% and 51%, the Wildcat! line at 95% and 45%, and other products at 2% and 4%, respectively. The increase in Wildcat! revenues was directly related to the launch of Wildcat! v. 5 for Windows 95/NT in March 1996. The large percentage of QmodemPro revenues in 1995 was due to the release of QmodemPro for Windows 95 in August 1995.

     Gross profit for the year decreased from $3,887,999 in 1995 to $3,164,041 in 1996, but increased as a percentage of revenues from 80.7% in 1995 to 83.1% in 1996. The primary reason that gross profit increased as a percentage of revenues in 1996 is that cost of sales declined chiefly as a result of efficiencies achieved by (i) outsourcing production of the media (e.g., CD-ROMS), manuals and packaging of Company's products and (ii) electronically distributing updates of the Company's WinServer products rather than using mailings as done in the past.

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

===============================================================================

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

     Other income decreased only $2,134 from $192,134 in 1995 to $190,000 in 1996.

     Benefit (provision) for income taxes decreased $165,511, from a benefit of $164,711 in 1995 to a provision of $800 in 1996. The tax benefit in 1995 was due to the utilization of the 1995 net operating loss to recoup taxes paid in prior years. The Company will have net operating losses and research and development credit carryforwards available in subsequent years.

Liquidity and Capital Resources

     The Company finances its operations from the proceeds of its initial public offering and cash flows from operations. Cash and short-term investment balances at December 31, 1997 were approximately $1,400,000, a decrease of approximately $1,520,000 from December 31, 1996. Cash used in operating activities for 1997 was approximately $1,474,000, as compared to approximately $2,610,000 used in 1996. The principal reasons for the decrease in cash was the net loss in 1997 of approximately $1,341,000.

     Cash provided from investing activities in 1997 was approximately $8,000.

     The Company provided approximately $6,500,000 in financing activities in 1995 and used $26,000 in 1996, and $50,500 in 1997. The primary financing activity in 1996 and 1997 was payments on the Company's capital lease obligation, while in 1995 the financing activity consisted of the proceeds of the Company's initial public offering of Common Stock.

     Mustang's distributors and direct purchasers are generally permitted a 30-day right to return to Mustang the software purchased by them. Although such returns are generally exchanged for other products or credited against future orders, Mustang may be required to accept major product returns for cash or a credit against accounts receivable. Moreover, the Company may on occasion granted more liberal rights of return to its distributors, particularly where new products or major upgrades are introduced and sales do not meet expectations. Product returns decreased from approximately $1,200,000 in 1996 to approximately $606,000 in 1997. The Company has reserved approximately $160,000 at December 31, 1997 for future returns and other collection issues, down from $400,000 so reserved at December 31, 1996. Although management believes that Mustang has provided adequate allowances for exchanges and returns, there can be no assurance that actual returns or exchanges will not exceed Mustang's allowances, particularly in connection
with the introduction of new products or enhancements.   Mustang intends to
introduce new or enhanced products in the future. Such future product introductions may result in higher product returns and exchanges due to the risks inherent in the introduction of such products. Any product returns or exchanges in excess of recorded allowances could have a material adverse effect on Mustang's business, operating results and financial condition.

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

Year 2000 Issue.

        Management does not anticipate material costs, problems or uncertainties associated with the Year 2000 issue.

===============================================================================

Item 7. Financial Statements

The following financial statements are filed as part of this Report:



Page

Report of Independent Public Accountants                                     23

Balance Sheets as of December 31, 1996 and 1997                              24

Statements of Operations for the Years Ended
     December 31, 1995, 1996 and 1997                                        25

Statements of Shareholders' Equity for the Years Ended
     December 31, 1995,  1996 and 1997                                       26

Statements of Cash Flows for the Years Ended
     December 31, 1995,  1996 and 1997                                       27

Notes to Financial Statements                                                28




Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

===============================================================================

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of Mustang Software, Inc.:

     We have audited the accompanying balance sheets of MUSTANG SOFTWARE, Inc. (a California corporation) as of December 31, 1996 and 1997, and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mustang Software, Inc. as of December 31, 1996 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


ARTHUR ANDERSEN LLP


Los Angeles, California
February 6, 1998

===============================================================================

                   MUSTANG SOFTWARE, INC.
                      BALANCE SHEETS
                         ASSETS
                                                             December 31,
                                                         1996           1997
CURRENT ASSETS:
  Cash and cash equivalents                          $  2,920,231   $ 1,403,776
  Accounts receivable, net of allowance for doubtful
    accounts of $400,000 and $160,000 at December 31,
    1996 and 1997, respectively                            63,529         6,378
  Income taxes receivable                                 173,540        97,004
  Inventories                                             228,136        99,915
  Prepaid expenses                                         55,500        28,215
- -------------------------------------------------------------------------------------------------------------------------------
        Total current assets                            3,440,936     1,635,288
- -------------------------------------------------------------------------------------------------------------------------------
PROPERTY AND EQUIPMENT:
  Property and equipment                                1,256,337     1,238,713
  Accumulated depreciation                               (393,337)     (527,279)
- -------------------------------------------------------------------------------------------------------------------------------
        Net property and equipment                        863,000       711,434
- -------------------------------------------------------------------------------------------------------------------------------
OTHER ASSETS:
  Capitalized software development costs, net               5,475         4,083
  Other                                                     1,300            --
- -------------------------------------------------------------------------------------------------------------------------------
        Total other assets                                  6,775         4,083
- -------------------------------------------------------------------------------------------------------------------------------
                                                     $  4,310,711   $ 2,350,805
= ===============================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                   $    797,214   $   242,451
  Current portion of capital lease                         61,839        68,216
  Accrued payroll                                          95,000        55,000
  Accrued liabilities                                      68,056        94,102
  Accrued warranty and support                             45,000        45,000
  Deferred revenue                                         80,000        80,000
- -------------------------------------------------------------------------------------------------------------------------------
        Total current liabilities                       1,147,109       584,769
- -------------------------------------------------------------------------------------------------------------------------------
CAPITAL LEASE OBLIGATION, net of current portion          337,221       269,005
- -------------------------------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (Note 7)
SHAREHOLDERS' EQUITY:
  Preferred stock, no par value:
    Authorized--10,000,000 shares
      None issued or outstanding                               --            --
  Common stock, no par value:
    Authorized--30,000,000 shares
      Issued and outstanding--3,374,967
      and 3,392,728 shares at December 31,
      1996 and 1997, respectively                       6,628,722     6,640,045
    Accumulated  deficit                               (3,802,341)   (5,143,014)
- -------------------------------------------------------------------------------------------------------------------------------
        Total shareholders' equity                      2,826,381     1,497,031
- -------------------------------------------------------------------------------------------------------------------------------
                                                      $ 4,310,711   $ 2,350,805
= ===============================================================================================================================

The accompanying notes are an integral part of these balance sheets.

===============================================================================

                       MUSTANG SOFTWARE, INC.
                      STATEMENTS OF OPERATIONS

                                                               Year Ended December 31,
                                                           1995         1996        1997
REVENUE                                                $ 4,819,999  $ 3,810,240  $ 1,898,402
COSTS OF REVENUE                                           932,000      646,199      330,828
- -------------------------------------------------------------------------------------------------------------------------------
        Gross profit                                     3,887,999    3,164,041    1,567,574
- -------------------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES:
  Research and development                                 845,896      980,413      696,819
  Selling and marketing                                  2,516,031    3,583,958      930,426
  General and administrative                             1,979,769    2,241,695    1,353,486
- -------------------------------------------------------------------------------------------------------------------------------
        Total operating expenses                         5,341,696    6,806,066    2,980,731
- -------------------------------------------------------------------------------------------------------------------------------
  Loss from operations                                  (1,453,697)  (3,642,025)  (1,413,157)
- -------------------------------------------------------------------------------------------------------------------------------
OTHER INCOME (EXPENSE):
  Interest expense                                         (47,607)     (42,663)     (36,585)
  Interest income                                          241,012      252,620      104,235
  Other                                                     (1,271)     (19,957)       5,634
- -------------------------------------------------------------------------------------------------------------------------------
        Total other income (expense)                       192,134      190,000       73,284
- -------------------------------------------------------------------------------------------------------------------------------
  Loss before provision for income taxes                (1,261,563)  (3,452,025)  (1,339,873)
PROVISION (BENEFIT) FOR INCOME TAXES                      (164,711)         800          800
- -------------------------------------------------------------------------------------------------------------------------------
NET LOSS                                               $(1,096,852) $(3,452,825) $(1,340,673)
= ===============================================================================================================================
NET LOSS PER COMMON SHARE - BASIC AND DILUTED          $      (.36) $     (1.03) $      (.40)
= ===============================================================================================================================
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING -
BASIC AND DILUTED                                        3,049,825    3,360,245    3,383,771
= ===============================================================================================================================


	The accompanying notes are an integral part of these financial statements.

===============================================================================

                          MUSTANG SOFTWARE, INC.
                   STATEMENTS OF SHAREHOLDERS' EQUITY

                                                              Common Stock       Accumulated
                                                           Shares      Amount      Deficit        Total
BALANCE, December 31, 1994                               2,106,000 $    13,344   $    747,336  $   760,680
  Issuance of stock, net of offering cost of
     approximately $1,540,000                            1,250,000   6,584,538             --    6,584,538
  Exercise of stock options                                    300         750             --          750
  Net loss                                                      --          --     (1,096,852)  (1,096,852)
- -------------------------------------------------------------------------------------------------------------------------------
BALANCE, December 31, 1995                               3,356,300   6,598,632       (349,516)   6,249,116
  Exercise of stock options                                  2,300       5,750             --        5,750
  Issuance of stock, ESPP                                   16,367      24,340             --       24,340
  Net loss                                                      --          --     (3,452,825)  (3,452,825)
- -------------------------------------------------------------------------------------------------------------------------------
BALANCE, December 31, 1996                               3,374,967   6,628,722     (3,802,341)   2,826,381
  Exercise of stock options                                     --          --             --           --
  Issuance of stock, ESPP                                   17,761      11,323             --       11,323
  Net loss                                                      --          --     (1,340,673)  (1,340,673)
- -------------------------------------------------------------------------------------------------------------------------------
BALANCE,  December 31, 1997                              3,392,728 $ 6,640,045   $ (5,143,014) $ 1,497,031
= ===============================================================================================================================



The accompanying notes are an integral part of these financial statements.

===============================================================================

                           MUSTANG SOFTWARE, INC.
                          STATEMENTS OF CASH FLOWS
                                                                 Year Ended December 31,
                                                           1995           1996           1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                            $ (1,096,852)  $ (3,452,825)  $ (1,340,673)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
    Depreciation and amortization                          184,864        196,176        150,485
    Loss on sale of property and equipment                   1,271         19,958         (5,635)
    Provision for losses on accounts receivable            400,000        (25,000)            --
    Changes in assets and liabilities:
        Accounts receivable                               (248,371)       313,645         57,152
        Inventories                                          8,420          2,350        128,220
        Prepaid expenses                                   (28,945)       (26,555)        27,285
        Deferred taxes                                      33,500             --             --
        Other assets                                       (20,482)        19,182          1,300
        Accounts payable                                   466,890        115,667       (554,600)
        Accrued payroll                                      5,471         (3,929)       (40,000)
        Accrued liabilities                                  4,562          9,390        (35,717)
        Income taxes receivable/payable                   (522,835)       230,800        138,136
        Accrued warranty and support                       (25,000)            --             --
        Deferred revenue                                    65,800         (8,500)            --
- -------------------------------------------------------------------------------------------------------------------------------
    Net cash used by operating activities                 (771,707)    (2,609,641)    (1,474,047)
- -------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of property and equipment             3,000          9,400             --
    Purchase of software                                    (7,000)            --             --
    Purchases of property and equipment                   (333,093)       (68,965)         8,107
    Net change in investments                           (1,000,000)      1,000,000            --
- -------------------------------------------------------------------------------------------------------------------------------
    Net cash provided (used) by investing activities    (1,337,093)        940,435         8,107
- -------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from issuance of stock                  6,585,288          30,090        11,323
    Payments on capital lease obligation                   (70,883)        (56,057)      (61,838)
- -------------------------------------------------------------------------------------------------------------------------------
    Net cash provided (used) by financing activities     6,514,405         (25,967)      (50,515)
- -------------------------------------------------------------------------------------------------------------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                4,405,605      (1,695,173)   (1,516,455)

CASH AND CASH EQUIVALENTS, beginning of year               209,799       4,615,404     2,920,231
- -------------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of year                 $ 4,615,404    $  2,920,231   $ 1,403,776
= ===============================================================================================================================

SUPPLEMENTAL DISCLOSURES:
  Interest paid                                            $47,607         $42,663       $36,585
  Taxes paid                                              $335,000            $800          $800



The accompanying notes are an integral part of these financial statements.

===============================================================================

                         MUSTANG SOFTWARE, INC.
                     NOTES TO FINANCIAL STATEMENTS
1.  Line of Business
	Mustang Software, Inc. ("MSI" or the "Company") is an internet software company that designs, develops, markets and supports software for the personal computer. Similar to most companies in this line of business, the Company's products are subject to rapid technological change. Because of technological changes, the Company continuously needs to expend resources to develop new software. In April 1995, the Company completed an initial public offering resulting in net proceeds of approximately $6,500,000. A large portion of the Company's revenue over the three years presented has been derived from sales to one distributor, Ingram Micro Inc. ("Ingram"). Revenue from Ingram accounted for 47%, 7% and 13% of 1995, 1996 and 1997 revenue, respectively.
The Company has incurred loss from operations and, for the last 3 years, operations have not generated cash. The Company has taken measures to reduce costs and believes its newer products will increase revenue. There is no assurance that these efforts will produce results to provide the Company with needed liquidity.

2.  Summary of Significant Accounting Policies

a.  Revenue Recognition

      Cash and cash equivalents

      Cash consists of demand deposits with financial institutions. The Company considers all highly liquid short-term investments with original maturities of three months or less to be cash equivalents for the purposes of the balance sheet and statement of cash flows.

c.  Investments

      At December 31, 1997 and 1996, no investments were held with original maturities of more than three months.

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

      Amortization of capitalized software development costs is provided over an economic life of 36-60 months. Amortization expense was $15,700, $17,000 and $1,400 for the years ended December 31, 1995, 1996 and 1997, respectively.

f.  Warranties

      The Company provides a warranty of 90 days. A provision for warranty expense is recorded at the time of shipment. To date, the Company has not experienced any significant warranty claims.

===============================================================================

g.  Property and Equipment

      Property and equipment consists of the following:
                                                            December 31,
                                                         1996         1997
Building                                              $ 552,000     $552,000
Vehicles                                                 11,149       11,149
Office Equipment                                        120,065      118,191
Show Displays                                            99,585       99,585
Leasehold Improvements                                   18,945       18,945
Computer Equipment                                      454,593      438,843
- -------------------------------------------------------------------------------------------------------------------------------
                                                      1,256,337    1,238,713
Less--Accumulated depreciation                         (393,337)    (527,279)
- -------------------------------------------------------------------------------------------------------------------------------
Net Property and Equipment                           $  863,000   $  711,434
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

i.  Net Loss Per Common Share

      For all periods presented per share information was computed pursuant to the provisions of SFAS No. 128. Net loss per common share - basic for the years ended December 31, 1995, 1996 and 1997 is based on the weighted average
number of common shares outstanding.    Net loss per common shares - dilutive
also include the effect of common shares contingently issueable from options and warrants (in periods which they have a dilutive effect) using the Treasury Stock method. Stock options are common stock equivalents, but they are excluded in the computation of loss per share - dilutive in fiscal year 1995, 1996 and 1997 because they are anti-dilutive.

j.  Stock Split

      On March 15, 1995, the board of directors approved a 202.5 for one common stock split. All information in the accompanying financial statements has been retroactively restated to reflect the split.

k.  Sales and Concentration of Credit Risk

      For the year ended December 31, 1995, the Company's largest customer contributed 58% of total revenues. For the years ended December 31, 1996 and 1997, the Company's two largest customers contributed 13% and 7% of total revenues respectively. Sales to countries other than the United States approximated $440,000, $574,700, and $253,800 in 1995, 1996 and 1997,
respectively. The Company performs periodic credit evaluations of its customers. The Company maintains reserves for potential credit losses and such losses have been within management's expectations. Accounts receivable from the Company's two largest customers at December 31, 1996 and 1997, totaled approximately $39,000 and $15,000 in 1996 and approximately $3,000 and $2,000 in 1997, net of allocated reserves.

l.  Income Taxes

      The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS
109), under which deferred assets and liabilities are provided on differences between financial reporting and taxable income using enacted tax rates.

===============================================================================

m. Reclassifications

      Certain reclassifications have been made to prior year's amounts to conform to the current year's presentation.

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

3.  Related Party Transactions

      In December 1993, the Company entered into a five-year lease agreement with its two principal shareholders for its facility, currently requiring monthly rental payments of $13,458.
      The shareholders incurred debt of approximately $822,000 to purchase the facility. The Company has guaranteed all of this debt. In the event of default by the shareholders under the loan agreement covering $372,000 of this debt, the lender thereunder may exercise an assignment of the shareholders' interest as landlord in a contingent 20-year lease previously signed by the Company as tenant for the facility. This contingent lease provides for a monthly rent of $6,200 and supersedes the current lease in the event of any such assignment. The lease has been accounted for as a capital lease (see Note 7).

4.  Income Taxes

      Under SFAS 109, deferred tax assets or liabilities are computed based on the temporary differences between financial statement and income tax bases of assets and liabilities using the enacted marginal income tax rate in effect for the year in which the differences are expected to reverse. Deferred income tax expenses or credits are based on the changes in the deferred income tax assets or liabilities from period to period. The income tax expense for 1995, 1996 and 1997, is limited to minimum tax amounts due for each year due to the Company's operating losses. At December 31, 1997, the Company has net operating loss carryforwards available of approximately $3,500,000 and $2,500,000 of Federal and State, respectively, which will expire through the fiscal year 2012.

      The provision (benefit) for income taxes is comprised of the following components:

                                                            Year Ended December 31,
                                                           1995      1996      1997
Current:
  Federal                                               $(199,011)      --       --
  State                                                       800      800      800
Deferred:
  Federal                                                  28,500       --       --
  State                                                     5,000       --       --
- -------------------------------------------------------------------------------------------------------------------------------
Provision (benefit) for income taxes                    $(164,711) $   800 $    800
= ===============================================================================================================================


The approximate tax effect of temporary differences which gave rise to significant deferred tax liabilities and assets are as follows:


                                                             Year Ended December 31,
                                                            1995        1996        1997
Depreciation and amortization                          $  (28,500) $   (63,500) $   (21,500)
Research and development credits                          231,000      305,000      351,000
Reserves                                                  170,500      271,000      113,500
Accrued liabilities                                        76,000       73,000       61,200
NOL carryforward                                               --    1,122,000    1,350,000
Other                                                      24,000      116,500       (6,200)
- -------------------------------------------------------------------------------------------------------------------------------
Deferred tax asset                                        473,000    1,824,000    1,848,000
Valuation allowance                                      (473,000)  (1,824,000)  (1,848,000)
- -------------------------------------------------------------------------------------------------------------------------------
Net deferred tax asset                                 $       --  $        --  $        --
= ===============================================================================================================================

Due to a limited history of earnings, a valuation reserve was recorded in 1995, 1996 and 1997.

===============================================================================

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

      In October 1995, the FASB issued Statement No. 123 "Accounting for
Stock-Based Compensation."   Had the company applied the fair-value based
method of accounting which is not required, under statement 123, compensation expense from its plans would have had the effects of increasing the 1995, 1996 and 1997 net loss to the proforma amounts of $1,195,202, $3,684,381 and $1,682,414 respectively, with corresponding proforma loss per share of .39,
1.10 and .50, respectively. These proforma amounts were determined by estimating the fair value of each option on its grant date using the Black-Scholes option-pricing model. Assumptions of no dividend yield, 5.75% - 6.50% for risk free interest rate, 5 to 6 years expected life and expected rate of volatility of 76.75%, 69.79% and 100% in 1995, 1996 and 1997, respectively, were applied to all grants for each year presented. The weighted average fair value at grant date for the options granted during 1995, 1996, and 1997 was $3.54, $1.99, and $.64, per option, respectively.

Information with respect to the stock option plan is summarized below:

                                                      Outstanding Stock Options

                                           Number of      Weighted Avg.    Price Per       Aggregate
                                             Shares      Exercise Price      Share           Price
Balance, January 1, 1994                         --        $            $           --   $         --
  Options granted                            45,900              2.50             2.50        114,750
  Options canceled                               --                                 --             --
  Options exercised                              --                                 --             --                 --
- -------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1994                   45,900              2.50             2.50        114,750

  Options granted                           175,500              4.94      4.75 - 7.75        866,125
  Options canceled                           (2,250)             2.50             2.50         (5,625)
  Options exercised                            (300)             2.50             2.50           (750)
- -------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995                  218,850              4.45      2.50 - 7.75        974,500

  Options granted                           222,380              3.49      1.25 - 5.50        775,750
  Options canceled                          (79,500)             5.02      2.13 - 4.75       (398,813)
  Options exercised                          (2,300)             2.50             2.50         (5,750)
- -------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996                  359,430              3.74      1.25 - 7.75      1,345,687

  Options revalued - canceled              (300,550)             4.06      2.13 - 7.75     (1,221,688)
  Options revalued - granted                300,550              1.31             1.31        394,472
  Options granted                           235,900              1.34       .75 - 1.50        316,488
  Options canceled                          (65,300)             1.32      1.31 - 1.50        (86,106)
  Options exercised                              --                --               --             --
- -------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997                  530,030        $     1.41   $   .75 - 7.75   $    748,853
= ===============================================================================================================================

	At December 31, 1997, 24,690 options were exercisable.

===============================================================================

The following table summarizes information about options outstanding at December 31, 1997:


                    Options Outstanding                  Options Exercisable

                       Number       Weighted Avg.     Weighted Avg    Number           Weighted Avg.
Range of            Outstanding at  Remaining         Exercise        Exercisable at   Exercise
Exercise Price         12/31/97     Contractual Life  Price           12/31/97         Price
$0.75 - 1.13            25,000      9.5 years         $ 0.90            6,250           0.75
$1.25 - 1.88           478,150      9.2 years         $ 1.34            5,000           1.25
$3.13 - 3.13            26,880      8.6 years         $ 3.13           13,440           3.13
- -------------------------------------------------------------------------------------------------------------------------------
$0.75 - 3.13           530,030      9.2 years         $ 1.41           24,690           2.14
                       =======                                         ======


6.  Employee Stock Purchase Plan

	On July 10, 1995, the Board of Directors approved 50,000 shares of the Company's Common Stock to be included in the Employee Stock Purchase Plan
(ESPP). As of December 31, 1997, the Company has issued 34,128 shares of common stock.

7.  Commitments and Contingencies

        The Company leases an office facility under a capital lease from its principal shareholders (see Note 3) and certain equipment under operating leases. The shareholders purchased the facility primarily through the issuance of debt that the Company guaranteed. In addition (as discussed in Note 3), one of the lenders obtained, as additional security, an assignment of the shareholders' interest as landlord in a contingent 20-year lease previously signed by the Company. This contingent lease provides for a monthly rent of $6,200 and supersedes the current lease in the event of a default. The lease has been accounted for as a capital lease, because the Company guarantee was required to obtain the debt, the Company has guaranteed all of the debt related to the facility and over ninety percent of the purchase price was financed. The Company's future minimum rental commitments under these leases and the discounted present value of the capital lease obligation (at 10 percent) at December 31, 1997 are summarized as follows:


                                Office Facility (see Note 3)
                                    Building        Land         Equipment
1998                                 93,000        40,000          71,500
1999                                 34,000        40,000              --
2000                                 34,000        40,000              --
2001                                 34,000        40,000              --
2002                                 34,000        40,000              --
     Thereafter                     385,000       440,000              --
                                   --------      --------         -------
                                    614,000      $640,000         $71,500
Less--Portion representing interest 276,800      ========         =======
                                   --------
                                    337,200
Less--Current portion                68,200
                                   --------
                                   $269,000
                                   ========

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

8.  Profit-Sharing Plan

        The Company has a Profit-Sharing Plan (the "Plan") which covers most full-time employees. Contributions to the Plan are made at the discretion of the Board of Directors. Total contributions to the Plan were approximately $1,000, $0 and $0 for the years ended December 31, 1995, 1996 and 1997, respectively, and are accrued in the accompanying financial statements.

===============================================================================

                              Part III

Item 9.	Directors, Executive Officers, Promoters and Control Persons;
        Compliance with Section 16(a) of the Exchange Act

Executive Officers and Directors. The directors and executive officers of the Company are as follows:

                                                                    Director
Name                     Age            Position                      Since
- ----------------------------------------------------------------------------
James A. Harrer          39  President, Chief Executive Officer and   1988
                             Chairman of the Board
C. Scott Hunter          30  Vice President Engineering, Chief        1995
                             Technical Officer and Director
Donald M. Leonard        35  Vice President Finance,                  1997
                             Chief Financial Officer and Director
Richard J. Heming (1)    47  Director                                 1988
Stanley A. Hirschman (1) 51  Director                                 1995
Michael S. Noling (1)    59  Director                                 1995
Bruce Fredrickson (1)    54  Director                                 1996
___________
(1)  Member of Audit Committee.

     James A. Harrer founded the Company's business in January 1986, has served the Company in various positions and currently serves as its President and Chief Executive Officer and as Chairman of its Board of Directors. Mr. Harrer was responsible for writing Mustang's Wildcat! Product line through version 3. Mr. Harrer continues to work with the engineering team to develop new products and was the primary visionary in developing Mustang's Web Essential Product Line, including Internet Message Center, FileCenter and ListCaster. In addition, Mr. Harrer oversees all marketing, advertising, public relations, sales promotion, merchandising and package design, identifying new markets, expanding foreign markets and identifying target technology.

     C. Scott Hunter joined the Company in June 1988 and has served as the Company's Vice President Engineering since August 1991 and became Chief Technical Officer in April, 1996. Mr. Hunter became a director of the Company upon completion of the Company's initial public offering in April 1995. He is responsible for the coordination of new products under development as well as normal software maintenance. Mr. Hunter became the lead programmer on Wildcat! after the release of Wildcat! 3 and is also the lead programmer on QmodemPro for Windows.[JH9].Mr. Hunter obtained a B.S. in Computer Science and a minor in economics from California State University - Bakersfield in 1996.

     Donald M. Leonard has served as the Company's Vice President Finance and Chief Financial Officer since June 1993. Mr. Leonard is responsible for the Company's financial matters and tax strategies, and supervises the development of Mustang's custom internal accounting and customer database system. From January 1991 to June 1993, Mr. Leonard served as a manager in audit and tax at Kenneth E. Rhodes & Co., a Bakersfield accounting firm, where he was responsible for a portion of the client base and supervised the firm's computer operations. From April 1988 to January 1991, he was employed by Rohmiller, Brown, Rhodes & Co., and from January 1985 to April 1988, he was employed by Brown, Waits and Armstrong, both Bakersfield accounting firms. Mr. Leonard obtained a B.S. in Accounting at California State University in Bakersfield in 1987 and is a Certified Public Accountant. Mr. Leonard became a director of the Company in April of 1997.

===============================================================================

     Richard J. Heming joined the Company's business in January 1987 and served the Company in various positions until his resignation in November 1996, his last position was Vice President and Chief Operations Officer. Mr. Heming continues to serve the Company as a director. From December 1996 until January 1997, Mr. Heming served as a consultant to the Company. Prior to his involvement with the Company, Mr. Heming served from June 1985 to January 1987 as an investigator and network manager for a law firm in Bakersfield, California, where he coordinated the installation of a 64-computer network. From 1981 to June 1985, he founded a private investigation practice, established loss prevention programs for several major department store chains and assisted in the design and implementation of a computerized risk management system for the City of Bakersfield. Mr. Heming received his B.A. in Criminology in 1972 from the University of Maryland at College Park.

     Stanley A. Hirschman became a director of the Company upon completion of the Company's initial public offering in April 1995. Mr. Hirschman is currently Vice President of Global Marketing Partners Inc. Mr. Hirschman served as Vice President, Store Operations, of Software Etc. Stores (now part of the NeoStar Retail Group, Inc.)from February 1989 until May 1996. From September 1984 to February 1989, Mr. Hirschman worked in various management positions at T.J.Maxx, including Assistant Vice President, Store Administration. His previous experience included multi-store management and merchandising responsibilities at Lane Bryant, a clothing retailer, and The Gap, including Director of Operations for its Banana Republic Division.

     Michael S. Noling became a director of the Company in May 1995, is the Chairman of the Audit Committee and became the Company's Secretary in November 1996. In December 1996, Mr. Noling joined the board of directors of Transoft Technologies Corporation, a privately held company and leading supplier of Fibre Channel Storage Area Network (SAN) software and systems for the visual computing and enterprise networking markets. Since December 1995, Mr. Noling also has served as Chairman of the Board of Coryphaeus Software, Inc., a privately held software company that designs and markets software for creating real-time 3D simulations. He also chairs the Coryphaeus Compensation and Audit Committees. In September 1993, Mr. Noling joined Wavefront Technologies as President and Chief Executive Officer and was elected to the Board of Directors in December 1993. During the next two years Wavefront acquired a French software company, TDI, and completed an IPO and subsequent secondary stock offering, trading on the Nasdaq as WAVE. In June 1995, Silicon Graphics completed the acquisition of Wavefront Technologies and Alias
Research to form a combined software company, Alias/Wavefront. Mr. Noling served as a consultant to the new company until December, 1996, when he retired Previously, Mr. Noling was Executive Vice President and Chief Financial Officer for Applied Magnetics Corporation, a global high technology computer component supplier listed on the New York Stock Exchange. Prior to joining Applied Magnetics Corporation in March 1991, Mr. Noling was a managing partner with Andersen Consulting, where he had extensive experience in key operating and financial positions. Andersen Consulting is one of the world's leading systems integration and software firms, and is a business unit of Arthur Andersen & Co., S.C. Mr. Noling previously served as a White House Fellow for one year in the U.S. Office of Management and Budget (OMB). He received a B.S. in Engineering and a M.B.A. from the University of Wisconsin - Madison. Mr. Noling holds a CPA certificate.

     Bruce Fredrickson became a director of the Company in October 1996.
Mr. Fredrickson has more than 15 years of experience in the computer industry. He currently serves as president of Channel Tactics in Boulder, Colorado, a computer consulting firm specializing in the launch of software and hardware products into the consumer and VAR channels. Before founding Channel Tactics in 1991, Mr. Fredrickson served for five years as Vice President of Marketing for Ingram Micro, a large distributor of computer hardware and software. Before Ingram Micro, he founded the National Computer Training Institute
(NCTI), where he established computer-training centers across the United States. In addition to the Company, Mr. Fredrickson currently serves on the boards of directors of the following companies in the computer industry:
InterTrust, Document Directions and Allenbach Industries. He also serves on the advisory board for Comdex.

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

===============================================================================

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

     The Company believes, based solely on a review of the copies of such reports furnished to the Company, that each report required of the Company's executive officers, directors and 10% or greater shareholders was duly and timely filed during the year ended December 31, 1997.

Item 10. Executive Compensation

     The following table sets forth all compensation paid by the Company during 1995, 1996 and 1997 to its Chief Executive Officer and the only other executive officer whose annual salary and bonus were in excess of $100,000 during 1997 (the "Named Executives"):


                                         Annual Compensation              Long term Compensation

- -------------------------------------------------------------------------------------------------------------------------------

Name and Principal Positions     Year    Salary     Bonus(1)   Other(2)     Securities      All Other
                                                                            Underlying      Compens-
                                                                          Options (#)(3)    ation(4)

- -------------------------------------------------------------------------------------------------------------------------------
James A. Harrer                  1997    $144,550        $0         $0             0         $9,416
President and CEO                1996    $151,050        $0         $0             0        $10,254
                                 1995     $99,400   $30,800     $8,054             0         $8,592


C. Scott Hunter                  1997    $108,450        $0         $0        66,500(5)      $1,630
Vice President of Engineering    1996    $106,200        $0         $0         7,500         $1,658
                                 1995     $68,400   $50,700         $0        50,000         $1,362
__________

(1)	Includes a cash contribution by the Company to a 401(k) profit sharing plan paid in 1996 and 1997 on behalf of such officer for 1995 and 1996, respectively.
(2)	Consists of an automobile allowance paid by the Company.
(3)	Consists of options granted under Mustang's 1994 Incentive and
        Nonstatutory Stock Option Plan (the "Stock Option Plan"). Options vest over three years, commencing one year from the date of grant.
(4)     Consists of life and health insurance premiums paid by the Company.
(5) Consists of repriced options granted under Mustang's Stock Option Plan that were issued in replacement of all earlier options granted to Mr. Hunter under the Stock Option Plan. The Options vest at their original vesting schedules expect that no options (including vested options) were exercisable earlier than one year from the date of the grant of the repriced options.

     Effective February 8, 1996, the Company entered into employment agreements with Messrs. Harrer, Hunter and Leonard. Each of the agreements is for a one-year term and automatically renews for succeeding one year terms unless either the Company or the employee provides the other with a notice of non-renewal at least 30 days prior to the expiration of the then current term. The agreements are terminable by either party with or without cause upon the expiration of 30 days' notice of termination. Upon a termination by the Company without cause or by the Employee for good reason (which includes because of a change of control of the Company), the employee is entitled to compensation equal to nine months' salary and continued health benefits for nine months. Upon a termination by the employee without good reason or by the Company with cause, the employee is entitled to compensation equal to four months' salary and continued health benefits for four months.

===============================================================================

     Mr. Harrer does not hold any options to purchase Common Stock of the Company and none were granted to during 1997. The following table provides certain information regarding stock option grants made to C. Scott Hunter during 1997:


                    OPTION GRANTS IN LAST FISCAL YEAR

                    Number of         Percent of
                    Securities       Total Options
                    Underlying       Granted to
                     Options         Employees in         Exercise Price    Expiration
       Name         Granted (#)        1997                  ($/Sh)           Date
- -------------------------------------------------------------------------------------------------------------------------------
Scott Hunter           9,000             1.7%                1.3125         12/11/2004
                      50,000             9.3%                1.3125          7/11/2005
                       7,500             1.4%                1.3125          7/7/2006

     Mr. Hunter did not exercise any options during 1997. The following table provides certain information concerning Mr. Hunter's unexercised options at December 31, 1997:


                          FY-END OPTION VALUES


                    Number of Shares Underlying         Value of Unexercised
                      Unexercised Options at           In-the-Money Options at
                        December 31, 1997                 December 31, 1997
- -------------------------------------------------------------------------------------------------------------------------------
       Name        Exercisable   Unexercisable       Exercisable    Unexercisable
- ----------------------------------------------------------------------------------------------------------------------------------
C. Scott Hunter        0(1)        66,500                0(1)             (2)
__________

(1) None of Mr. Hunter's options became exercisable until January 3, 1998.
(2) None of Mr. Hunter's options was in the money at December 31, 1997.

Report on Repricing of Stock Options

	In January 1997, the board of directors authorized the reduction of the exercise price of options granted to employees, including executive officers, and directors, pursuant to the Stock Option Plan. The only Named Executive affected was C. Scott Hunter. The Company accomplished this repricing (the "Repricing") by an exchanging each option held by an optionee at the time of the Repricing (the "Surrendered Options") for an option with a lower exercise price and extended vesting period (the "Repriced Options"). The board concluded that the Repricing would effectively serve the board's intended purpose and the purposes of the stock option plan to promote the growth and general prosperity of the Company and to help the Company attract it and retain the best available persons for positions of substantial responsibility and provide key employees with an additional incentive to contribute to the success of the Company. In making this conclusion, the board took into account the following factors, among others:

        * The services rendered or to be rendered by the optionees bore a reasonable relationship to the compensation awarded to such employees;

        * The Repricing was necessary in order to retain employees, particularly in light of Mustang's recent downsizing and competitive pressures for the Company's remaining employees;

        * No greater dilution would be caused by the Repricing;

        * Substantial premiums would have to be paid to new key employees or executives (if any could be attracted to the Company during its current down cycle) in order to replace key personnel who could not be retained without the Repricing;

        * The failure of the Company to grant raises or bonuses in the recent past and salary reductions and foregone bonuses that have been accepted by employees favored the Repricing; and

        * That without the Repricing competitors' compensation programs would be substantially more generous than Mustang's and more likely to lure talented personnel.

===============================================================================

	Even though the board felt that the above factors, among others, justified repricing, the board believed it would be appropriate to delay the vesting of the Repriced Options for some period of time so that the Company would receive new and valuable consideration from the optionee in return for the Repricing and to set the exercise price of the Repriced Options above the then market value. In the case of Repriced Options to members of the board, the board noted that the Repricing appeared appropriate for many of the same factors considered by the board in the case of employees as well as for the outside board members past forbearance of their directors' fees in certain instances. Accordingly, while the Repriced Options had a lower exercise price than the Surrendered Options, the board determined that the exercise price of the Repriced Options would be $0.25 per share above the closing price on the date the Repriced Options were granted. Further, all Repriced Options were granted subject to a new vesting period beginning on the date of Repricing. The vesting schedule of the Repriced Options continued the vesting scheduled of the Surrendered Options with respect to unvested shares (except for unvested shares that were to vest within one year of the date of grant of the Repriced Options, which were extended until one year of the date of grant of the Repriced Options). Shares of the Surrendered Options that had vested as of the Repricing, became unvested in the Repriced Options until one year of the date of grant of the Repriced Options.

Compensation of Directors

       The Company pays its outside directors $1,000 (except for Mr. Fredrickson who is paid $2,500) for each board meeting attended and reimburses them for reasonable expenses incurred in attending meetings. Except in the case of Mr. Fredrickson, upon becoming a director and in January 1997, each of the Company's outside directors was granted stock options to purchase 5,000 shares of Common Stock from the Company 1994 Incentive Stock Option Plan and Nonstatutory Stock Option Plan, exercisable at the fair market value per share on the date of grant vesting in three equal annual installments, subject to the optionee remaining a director on the respective vesting date. Upon becoming a director, Mr. Fredrickson was granted options to purchase 15,000 shares of Common Stock from the Company 1994 Incentive Stock Option Plan and Nonstatutory Stock Option Plan, exercisable at the fair market value per share on the date of grant vesting in two equal annual installments, subject to the Mr. Fredrickson remaining a director on the vesting date. All directors received Repriced Options in exchange for options granted to them before the Repricing on the same terms as were provided to all other optionees in the Repricing.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

        The following table sets forth as of March 11, 1998, information regarding the beneficial ownership of the Company's Common Stock by (i) each person known by the Company to be the beneficial owner of more than five percent of the outstanding shares of Common Stock, (ii) each of the directors of the Company beneficially owning Common Stock, (iii) each of the executive officers named in the Summary Compensation Table in Item 10, and (iv) the executive officers and directors of the Company as a group.


                                                             Common Stock
                                                           Beneficially owned

- -------------------------------------------------------------------------------------------------------------------------------
 Name of beneficial owner or identity of group          Number         Percent
- -------------------------------------------------------------------------------------------------------------------------------
James A. Harrer                                        722,450          21.3%
Richard J. Heming                                      550,634          16.2%
C. Scott Hunter                                         98,414           2.9%
All executive officers and directors
 as a group (7) persons                              1,434,657          42.3%
__________

(1) Includes any shares purchasable upon exercise of options exercisable within 60 days of March 15, 1998.

===============================================================================

Item 12.  Relationships and  Related Transactions

        The Company leases its executive offices and sales, marketing and production facilities from Messrs. Harrer and Heming pursuant to a lease that commenced on December 1, 1993 and expires on November 30, 1998. The lease provides for a monthly base rent of $11,535, subject to annual increases through the term of the lease, plus a percentage of operating expenses and utility costs. The Company believes that this lease is on terms no less favorable than those that could have been obtained from an unaffiliated third party are, and that the rent is comparable to that for similar facilities in the area. Messrs. Harrer and Heming incurred debt in the aggregate amount of $822,000, following two loans in the respective original principal amounts of $450,000 and $372,000, to purchase said facilities. Monthly payments of Messrs. Harrer and Heming under these two loans equal approximately $4,500 and $2,900, respectively. The Company has guaranteed all of this debt and has subordinated its leasehold interest in the facilities to the lenders. In addition, in the event of a default by Messrs. Harrer and Heming under the loan agreement covering $372,000 of this debt, the lender thereunder may exercise an assignment from Messrs. Harrer and Heming of their interest as landlord in a contingent 20-year lease, previously signed by the Company as tenant, for such facilities. In that event, this contingent lease provides for a monthly rent of $6,200, would supersede the current lease, and would obligate the Company to pay such rent through November 2013.

===============================================================================

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

===============================================================================

10.14 Lease Agreement, dated October 6, 1993, by and between the Company and Messrs. Harrer and Heming (incorporated by reference to corresponding Exhibit of the Company's Registration Statement on Form SB-2 (file no. 89900-LA).
10.15 Assignment of Lessor's Interest in Lease to CDC, dated October 6, 1993, by Messrs. Harrer and Heming in favor of Mid State Development Corporation (incorporated by reference to corresponding Exhibit of the Company's Registration Statement on Form SB-2 (file no. 89900-LA).
10.16 Distribution Agreement, by and between the Company and Merisel Americas, Inc. (incorporated by reference to corresponding Exhibit of the Company's Registration Statement on Form SB-2 (file no. 89900-LA).
10.17 Mustang Software Bundling Agreement, by and between the Company and AT&T Global Information Solutions Company (incorporated by reference to corresponding Exhibit of the Company's Registration Statement on Form SB-2 (file no. 89900-LA).
10.18 Underwriting Agreement dated April 5, 1995 by and between the Company and Cruttenden Roth Incorporated, as Representative of the several Underwriters.
10.19 Representative's Warrant Agreement dated April 12, 1995 by and between the Company and Cruttenden Roth Incorporated.
10.20.          Representative's Warrant (see Exhibit A to Exhibit 10.19)
11.             Computation of Earnings Per Share
22.1 Consent of Arthur Andersen to incorporation by reference of their report on 1997 Financial Statements into the Company's Registration Statements.
24.1            Power of Attorney (contained on Signature Page)
27.             Financial Data Schedule

     (b) Reports on Form 8-K. No reports on Form 8-K were filed during the last quarter of the period covered by this Report.

===============================================================================

                                    SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Bakersfield, State of California, on March 30, 1998

                                       MUSTANG SOFTWARE, INC.



                                       By        /s/ James A. Harrer
                                               James A. Harrer, President and
                                                    Chief Executive Officer


                            POWER OF ATTORNEY

      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints James A. Harrer and Donald M. Leonard, acting individually, as his attorney-in-fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Report and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by said attorney to any and all amendments to said Report.

      In accordance with the Exchange Act, this Report has been signed by the following persons on behalf on the Registrant in the capacities and on the dates stated.

Signature                       Title                          Date



/s/ James A. Harrer      President and Chief Executive       March 30, 1998
    James A. Harrer      Officer (Principal Executive
                         Officer) and a Director

/s/ Donald M. Leonard    Vice President Finance,             March 30, 1998
   Donald M. Leonard     Chief Financial Officer
                         (Principal Financial and Accounting
                         Officer) and a Director

/s/ C. Scott Hunter      Director                            March 30, 1998
  C. Scott Hunter

/s/ Richard J. Heming    Director                            March 30, 1998
  Richard J. Heming

/s/ Stanley A. Hirschman Director                            March 30, 1998
  Stanley A. Hirschman

/s/ Michael S. Noling    Director                            March 30, 1998
  Michael S. Noling

/s/ Bruce Fredrickson    Director                            March 30, 1998
  Bruce Fredrickson