Form 10QSB
period 1998-03-31
MUSTANG SOFTWARE INC
filed 1998-05-15
CIK 940986

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  Form 10-QSB


(Mark One)

  X       Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the period ended March 31, 1998.
                                      OR
          Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934Commission File Number: 0-25678


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

               Yes      X                    No

     As of May 11, 1998, there were 3,425,011 shares of the Registrant's Common Stock outstanding.

===============================================================================

                          MUSTANG SOFTWARE, INC.

                                  FORM 10-QSB

                                     INDEX


                                                                           Page

PART I.   Financial Information:

Balance Sheets as of March 31, 1998 and December 31, 1997                  3

Statements of Operations for the three months ended March 31,1998
and 1997                                                                   4

Statements of Cash Flows for the three months ended March 31, 1998
and 1997                                                                   5

Notes to Financial Statements                                              6

Management's  Discussion  and Analysis of Financial Condition
and  Results  of Operations                                                7

PART II.   Other Information:

Report of sales of  securities  and  use  of proceeds therefrom
FORM SR                                                                    9

Signatures                                                                12



============================================================================



                            MUSTANG SOFTWARE, INC.
                                BALANCE SHEETS

                                    ASSETS

                                                       March 31,  December 31
                                                          1998       1997
                                                       (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                              $ 992,919  $ 1,403,776

Accounts receivable, net of allowance for doubtful          73,964        6,378
accounts of $160,000 December 31, 1997 and
March 31,1998

Income taxes receivable                                         --       97,004
Inventories                                                 74,868       99,915
Other                                                       27,503       28,215
-------------------------------------------------------------------------------
        Total current assets                             1,169,254    1,635,288
-------------------------------------------------------------------------------
PROPERTY AND EQUIPMENT:
  Property and equipment                                 1,245,263    1,238,713
  Accumulated depreciation                                (561,772)    (527,279)
-------------------------------------------------------------------------------

        Net property and equipment                         683,491      711,434
-------------------------------------------------------------------------------
OTHER ASSETS:

  Capitalized software development costs, net                3,732        4,083
-------------------------------------------------------------------------------
        Total other assets                                   3,732        4,083
-------------------------------------------------------------------------------

                                                        $1,856,477   $2,350,805
===============================================================================

                     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                         $259,646    $242,451
  Accrued payroll and liabilities                           132,660     217,318
  Accrued warranty and support                               45,000      45,000
  Deferred revenue                                           80,000      80,000
-------------------------------------------------------------------------------
       Total current liabilities                            517,306     584,769
-------------------------------------------------------------------------------
CAPITAL LEASE OBLIGATION, net of current portion            252,573     269,005
-------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
  Preferred stock, no par value:
     Authorized 10,000,000 shares
       None issued or outstanding                               --           --
  Common stock, no par value:
     Authorized--30,000,000 shares
       Issued and outstanding--3,392,728 and 3,417,961    6,673,163   6,640,045
       at December 31,1997 and March 31, 1998,
       respectively
     Retained earnings                                   (5,586,565) (5,143,014)
-------------------------------------------------------------------------------
       Total shareholders' equity                         1,086,598   1,497,031
-------------------------------------------------------------------------------

                                                         $1,856,477  $2,350,805
===============================================================================
 The accompanying notes are an integral part of these financial statements.

===============================================================================

                            MUSTANG SOFTWARE, INC.

                           STATEMENTS OF OPERATIONS


                                  Three Months Ended March 31,
                                         1998            1997
REVENUE                           $    398,480     $   799,922
COSTS OF REVENUE                        66,409         122,366
-------------------------------------------------------------------------------

Gross profit                           332,071         677,556
-------------------------------------------------------------------------------

OPERATING EXPENSES:
  Research and development             174,278         171,207
  Selling and marketing                247,018         328,440
  General and administrative           360,585         421,863
-------------------------------------------------------------------------------

   Total operating expenses            781,881         921,510
-------------------------------------------------------------------------------

  Income(loss)from operations         (449,810)       (243,954)
-------------------------------------------------------------------------------

OTHER INCOME (EXPENSE):
  Interest expense                      (8,174)         (9,711)
  Interest income                       14,433          36,654
-------------------------------------------------------------------------------
   Total other income (exp).             6,259          26,943
----------------------------------------------------------------------------

Income (loss) before
  provision for income taxes          (443,551)       (217,011)

PROVISION (BENEFIT)
  FOR INCOME TAXES                        --                --
-------------------------------------------------------------------------------

NET INCOME (LOSS)                 $   (443,551)    $  (217,011)
===============================================================================
NET INCOME (LOSS)
  PER COMMON SHARE                $       (.13)    $      (.06)
===============================================================================

WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING              3,417,961       3,374,967
===============================================================================

  The accompanying notes are an integral part of these financial statements.


===============================================================================

                            MUSTANG SOFTWARE, INC.

                           STATEMENTS OF CASH FLOWS



                                                  Three Months Ended March 31,
                                                         1998         1997

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income(loss)                                $  (443,551)   $   (217,011)
   Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization                      34,842          37,670            1
     Net changes in assets and liabilities             (12,289)       (233,374)
-------------------------------------------------------------------------------

     Net  cash  provided  (used)  by  operating
     activities                                       (420,998)       (412,715)
-------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITES:
  Purchase of property and equipment                    (6,545)             -
-------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of stock                   33,118
  Payments on capital lease obligation                 (16,432)        (14,895)
-------------------------------------------------------------------------------
         Net  Cash  provided  (used)  by
         financing activities                           16,686         (14,895)
-------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH                       (410,857)       (427,610)

CASH BALANCE, beginning of period                    1,403,776       2,920,231
-------------------------------------------------------------------------------

CASH BALANCE, end of period                        $   992,919    $  2,492,621
===============================================================================

SUPPLEMENTAL DISCLOSURES:
  Interest paid                                          8,174           9,711
  Taxes paid                                                --              --


  The accompanying notes are an integral part of these financial statements.

===============================================================================

                             MUSTANG SOFTWARE, INC.

                          NOTES TO FINANCIAL STATEMENTS

Note 1. Accounting Policies

   The accompanying unaudited Condensed Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have either been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations and cash flows for the periods presented are not necessarily indicative of the results that may be expected for the full fiscal year. For further information, refer to the financial statements and notes thereto for the year ended December 31, 1997, included in the 1997 Form 10KSB.

   The condensed Balance Sheet at December 31, 1997 has been taken from the audited financial statements at that date and condensed.

===============================================================================

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   In addition to the comments that follow, further information can be obtained by referring to the management's discussion and analysis of financial condition and results of operations section included in the Form 10KSB, filed for the year ended December 31, 1997.

Results of Operations:

Three Months Ended March 31, 1998 and 1997

      Revenues for the three months ended March 31, 1998 were $398,480, a decrease of $401,442 or 50.2% under revenues for the same period in 1997. As a percentage of revenues by product category for the first quarter 1998 vs. 1997 showed the QmodemPro line at 8% and 15%, the Wildcat! line at 52% and 82%, Web Essentials at 32% and 0% and other products at 8% and 3%, respectively. Sales were higher in first quarter of 1997 than in the first quarter of 1998 due to the release of three add-on products for the Wildcat Line to an established customer base. First quarter of 1998 did not benefit from any new releases to an established customer base. However, first quarter of 1998 did have the release of IMC Enterprise edition which is a positive move towards the company goal of building a new customer base for the Web Essentials product line.

      Gross profit for the quarter decreased from $677,556 in 1997 to $332,071 in 1998, and increased as a percentage of revenues from 84.7% in 1997 to 83.3% in 1998. Gross profit percentage has averaged between 80-84% over the last three calendar years.

      Research and development expenses increased $3,071 in the first quarter of 1998 from 1997, and increased as a percentage of revenues from 21.4% in 1997 to 43.7% in 1998. The decline in revenues accounted for the increase as a percentage of revenues. In an effort to improve its competitive position, the Company expects to invest a significant amount of its resources for the development of new products and product enhancements.

      Selling and marketing expenses for the quarter were $247,018, a decrease of $81,422 under the same quarter the previous year, and they increased as a percentage of revenues from 41.1% in 1997 to 62.0% in 1998. The items primarily attributing to the decrease was a reduction of advertising and promotional costs for existing products. The decrease in headcount from 9 in 1997 to 8 in 1998, also contributed to the decrease.

      General and administrative expenses decreased for the quarter compared to the previous year, from $421,863 in 1997 to $360,585 in 1998, but increased as a percentage of revenues, from 52.7% in 1997 to 90.5%
in 1998.  The items primarily accounting for the decrease  were
salaries  and  costs  associated  with  employee  benefits.   The  General
and administrative headcount decreased 29% from the prior year.



===============================================================================

Liquidity and Capital Resources

      Cash  and  cash equivalents balance at March 31, 1998 were approximately
$992,919,   a   decrease   of   approximately   $410,859   from
December 31, 1997. Accounts receivable increased approximately $67,586
and   Accounts  Payable  increased  approximately  $17,195  in  1998.
Accounts  receivable average days to collect for the quarter  ended
March 31, 1997 and 1998 were 64 and 52 days, respectively. Average days to collect in 1997 was 64 days. Management's goal is to maintain receivable collection days at or below 65 for 1998. Inventory levels have decreased $25,047 in 1998 from December 31, 1997.

      Longer term cash requirements, other than normal operating expenses, are anticipated  for  development  of new software  products  and
enhancements  of existing   products,   launching  new  products  and
enhancements,   financing anticipated  growth  and  the  possible  acquisition of businesses, software products or technologies complementary to the Company's business. The Company believes that its existing cash, cash equivalents, marketable securities, and cash generated from operations and available line of credit, will be sufficient to meet the Company's working capital and capital expenditure requirements for at least the next 12 months.


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

        For the account of the registrant      For the account(s)of any
                                              selling security holder(s)

  Title      Amount     Aggregate     Amount    Aggregate     Amount     Aggregate    Amount    Aggregate
   of      registered   price of       sold      offering   registered    price of     Sold      offering
Security                offering                 price of                 offering               price of
                        amount                   amount                   amount                 amount
                        registered               sold                     registered             sold

 Common    1,250,000    $8,125,000   1,125,000  $8,125,000   187,500      $1,109,063  187,500   $1,109,063
 Stock

 Warrants    125,000           125     125,000        $125



 Total     1,375,000    $8,125,125   1,375,000  $8,125,125   187,500      $1,109,063  187,500   $1,109,063


          (v) From April 5, 1995 (the effective date of the Securities Act registration statement) to March 31, 1998 the following table provides information as to the amount of expenses incurred for the registrant's account in connection with the issuance and distribution of the securities registered for underwriting discounts and commissions, finders fees, expenses paid to or for underwriters, other expenses and total expenses were as follows:

===============================================================================

                      Direct or indirect     Direct or indirect
                      payments to directors  payment to others
                      officers, general
                      partners of the
                      registrant or their
                      associated; to
                      persons owning ten
                      percent or more of
                      any class of equity
                      securities of the
                      registrant; and to
                      affiliates of the
                      registrant.

                               (A)                       (B)

(01)Underwriting
discounts     and     [ ]$                   [ ]$       731,250
commissions

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

===============================================================================


          (vii) From April 5, 1995 (the effective date of the Securities Act registration statement) to March 31, 1998 the following table provides information with respect to the amount of net offering proceeds to the registrant used for construction of plant, building and facilities; purchase and installation of machinery and equipment; purchases of real estate;
acquisition of other business(es); repayment of indebtedness;
working capital; temporary investments; and any other purposes for which at least five (5) percent of the registrant's total offering proceeds or $100,000
(whichever is less) has been used:



                          Direct or indirect         Direct or indirect
                          payments to directors      payment to others
                          officers, general
                          partners of the
                          registrant or their
                          associated; to persons
                          owning ten percent or
                          more of any class of
                          equity securities of the
                          registrant; and to
                          affiliates of the
                          registrant.

                                     (A)                        (B)

(01)Construction of
plant, building and       [ ]$                       [ ]$
facilities

(02)Purchase and
installation of           [ ]                        [ ]
machinery and equipment

(03)Purchase of real      [ ]                        [ ]
estate

(04)Acquisition of other
business(es)              [ ]                        [ ]

(05)Repayment of
indebtedness              [ ]                        [ ]

(06)Working capital       [ ]      39,500            [ ]  669,822


 Temporary investment (specify)
(07)                      [ ]$                       [ ]$
(08)                      [ ]                        [ ]
(09)                      [ ]                        [ ]
(10)                      [ ]                        [ ]

Other purposes (specify)

(11)Advertising           [ ]$                       [ ]$  859,940


(12)Marketing & Trade     [ ]                        [ ] 2,908,855


(13)Research &            [ ]                        [ ] 1,738,494
Development

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

         Signature                Title                           Date


____________________
James  A. Harrer         President  and Chief Executive           May 14, 1998
                         Officer (Principal Executive
                         Officer) and a Director

____________________
Donald M. Leonard        Vice  President and  Chief               May 14, 1998
                         Financial Officer (Principal Financial
                         and  Accounting  Officer)
                         and a Director