Form 10QSB
period 1998-06-30
MUSTANG SOFTWARE INC
filed 1998-08-14
CIK 940986

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  Form 10-QSB


(Mark One)

  X       Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the period ended June 30, 1998.
                                      OR
          Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934Commission File Number: 0-25678


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

               Yes      X                    No

     As of August 7, 1998, there were 3,452,365 shares of the Registrant's Common Stock outstanding.

===============================================================================

                          MUSTANG SOFTWARE, INC.

                                  FORM 10-QSB

                                     INDEX


                                                                        Page

PART I.   Financial Information:

Balance Sheets as of June 30, 1998 and December 31, 1997		   3

Statements of Operations for the three and six months
ended June 30, 1998 and 1997 		                                   4

Statements of Cash Flows for the six months ended
June 30, 1998 and 1997 		                                           5

Notes to Financial Statements		                                   6

Management's Discussion and Analysis of Financial Condition
and Results of Operations		                                   7

PART II.   Other Information:

Item 2. Changes in Securities and Use of Proceeds	        	   9

Item 4. Submission of Matters to a Vote of Security Holders		  11

Item 5. Other Information.		                                  11

Item 6. Exhibits and Reports on Form 8-K		                  12

Signatures		                                                  13


============================================================================



                            MUSTANG SOFTWARE, INC.
                                BALANCE SHEETS

                                    ASSETS

                                                       June 30,  December 31
                                                          1998       1997
                                                       (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                              $ 697,319  $ 1,403,776

Accounts receivable, net of allowance for doubtful         135,349        6,378
accounts of $160,000 December 31, 1997 and
June 30,1998

Income taxes receivable                                         --       97,004
Inventories                                                 31,188       99,915
Other                                                       82,539       28,215
-------------------------------------------------------------------------------
        Total current assets                               946,395    1,635,288
-------------------------------------------------------------------------------
PROPERTY AND EQUIPMENT:
  Property and equipment                                 1,251,062    1,238,713
  Accumulated depreciation                                (596,261)    (527,279)
-------------------------------------------------------------------------------

        Net property and equipment                         654,801      711,434
-------------------------------------------------------------------------------
OTHER ASSETS:

  Capitalized software development costs, net                3,381        4,083
  Other                                                        100           --
-------------------------------------------------------------------------------
        Total other assets                                   3,481        4,083
-------------------------------------------------------------------------------

                                                        $1,604,677   $2,350,805
===============================================================================

                     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                         $158,190    $242,451
  Accrued payroll and liabilities                           167,080     217,318
  Income taxes payable                                       99,776          --
  Accrued warranty and support                               45,000      45,000
  Deferred revenue                                           80,000      80,000
-------------------------------------------------------------------------------
       Total current liabilities                            550,046     584,769
-------------------------------------------------------------------------------
CAPITAL LEASE OBLIGATION, net of current portion            235,734     269,005
-------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
  Preferred stock, no par value:
     Authorized--10,000,000 shares
       None issued or outstanding                               --           --
  Common stock, no par value:
     Authorized--30,000,000 shares
       Issued and outstanding--3,417,961 and 3,451,365    6,708,948   6,640,045
       shares at December 31,1997 and June 30, 1998,
       respectively
     Retained earnings                                   (5,890,051) (5,143,014)
-------------------------------------------------------------------------------
       Total shareholders' equity                           818,897   1,497,031
-------------------------------------------------------------------------------

                                                         $1,604,677  $2,350,805
===============================================================================
 The accompanying notes are an integral part of these financial statements.

===============================================================================

                            MUSTANG SOFTWARE, INC.

                           STATEMENTS OF OPERATIONS


                                  Three Months Ended June 30,     Six Months Ended June 30,
                                         1998            1997          1998            1997

REVENUE                           $    404,158     $   458,129    $   802,638      $ 1,258,050
COSTS OF REVENUE                        33,439          92,498         99,848          214,864
----------------------------------------------------------------------------------------------

Gross profit                           370,719         365,631        702,790        1,043,186
----------------------------------------------------------------------------------------------

OPERATING EXPENSES:
  Research and development             147,524         170,902        301,577          342,109
  Selling and marketing                223,075         205,953        470,093          534,393
  General and administrative           306,713         363,057        687,523          784,920
----------------------------------------------------------------------------------------------

   Total operating expenses            677,312         739,912      1,459,193        1,661,422
----------------------------------------------------------------------------------------------

  Income(loss)from operations         (306,593)       (374,281)      (756,403)        (618,236)
----------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE):
  Interest expense                      (7,766)         (9,341)       (15,941)         (19,051)
  Interest income                       11,674          27,068         26,107           63,721
  Gaine/Loss on sale of asset               --              --             --               --
----------------------------------------------------------------------------------------------
   Total other income (exp).             3,908          17,727         10,166           44,670
----------------------------------------------------------------------------------------------

Income (loss) before
  provision for income taxes          (302,685)       (356,554)      (746,237)        (573,566)

PROVISION (BENEFIT)
  FOR INCOME TAXES                         800             800            800              800
----------------------------------------------------------------------------------------------

NET INCOME (LOSS)                 $   (303,485)    $  (357,354)   $  (747,037)        (574,366)
==============================================================================================
NET INCOME (LOSS)
  PER COMMON SHARE                $       (.09)    $      (.11)   $      (.22)     $      (.17)
==============================================================================================

WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING              3,451,365       3,383,694      3,434,663        3,379,330
==============================================================================================

  The accompanying notes are an integral part of these financial statements.


===============================================================================

                            MUSTANG SOFTWARE, INC.

                           STATEMENTS OF CASH FLOWS



                                                   Six Months Ended June 30,
                                                         1998         1997

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income(loss)                                $  (747,037)   $   (574,366)
   Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization                      69,684          75,342
     Net changes in assets and liabilities             (52,387)       (355,242)
-------------------------------------------------------------------------------

     Net  cash  provided  (used)  by  operating
     activities                                       (729,740)       (854,266)
-------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITES:
  Purchase of property and equipment                   (12,349)             --
-------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of stock                   68,903           5,564
  Payments on capital lease obligation                 (33,271)        (30,161)
-------------------------------------------------------------------------------
         Net  Cash  provided  (used)  by
         financing activities                           35,632         (24,597)
-------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH                       (706,457)       (878,863)

CASH BALANCE, beginning of period                    1,403,776       2,920,231
-------------------------------------------------------------------------------

CASH BALANCE, end of period                        $   697,319    $  2,041,368
===============================================================================

SUPPLEMENTAL DISCLOSURES:
  Interest paid                                         15,941          19,051
  Taxes paid                                               800             800


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


Results of Operations:

Three Months Ended June 30, 1998 and 1997

      Revenues for the three months ended June 30, 1998 were $404,158 a decrease of $53,971 or 11.8% over revenues for the same period in 1997. As a percentage of revenues by product category for the second quarter 1998 vs. 1997 showed the Web Essentials line at 63% and 1%, the QmodemPro line at 7% and 9%, the Wildcat! line at 24% and 86%, and other products at 6% and 4%, respectively. The increase in sales of the Web Essentials line was due to increased acceptance of the Web Essentials products and the increase in products from 1 in 1997 to 3 in 1998.

      Gross profit for the quarter increased from $365,631 in 1997 to $370,719 in 1998, and increased as a percentage of revenues from 79.8% in 1997 to 91.7% in 1998. Gross profit percentage has averaged approximately 80 to 84% over the last three calendar years. The increase in gross profit percentage is due mainly to the increase in average selling price of the Company's products and maintaining the average cost per unit sold.

      Research and development expenses decreased $23,378 in the second quarter of 1998 from 1997, and decreased as a percentage of revenues from 37.3% in 1997 to 36.5% in 1998. Research and development is concentrated in Windows NT and Windows 95 and directly targets the expanded use of international networks, including the Internet. The Company has devoted and is devoting a substantial portion of its research and development resources to the Windows 95 and Windows NT environments and now offers a suite of Web server and internet/intranet utility applications for Windows 95 and Windows NT environments. The headcount in this department decreased from 10 at June 30, 1997 to 8 at June 30, 1998. The headcount reduction accounts for the majority of the decrease.

      Selling and marketing expenses for the quarter were $223,075, an increase of $17,122 over the same quarter the previous year, and they increased as a percentage of revenues from 45.0% in 1997 to 55.2% in 1998. The items primarily accounting for the increase were the advertising and promotional costs for the new Web Essentials line of products and an increase in the number of trade shows attended in 1998 as compared to 1997.

      General and administrative expenses decreased for the 1998 quarter compared to the previous year, from $363,057 in 1997 to $306,713 in 1998, and decreased as a percentage of revenues, from 79.2% in 1997 to 75.9% in 1998. The items primarily accounting for the decrease were salaries and costs associated with employee benefits. The General and administrative headcount decreased 11% from the prior year.


===============================================================================

Six Months Ended June 30, 1997 and 1996

      Revenues for the six months ended June 30, 1998 were $802,638, a decrease of $455,412 or 36.2% over revenues for the same period in the prior year. As a percentage of revenues by product category showed the Web Essentials line at 48% and 0%, the QmodemPro line at 8% and 13%, the Wildcat! line at 39% and 84%, and other at 5% and 3% for the first six months of 1998 and 1997, respectively. The increase in sales of the Web Essentials line was due to increased acceptance of the Web Essentials products and the increase in products from 1 in 1997 to 3 in 1998.

      Gross profit for the first six months decreased from $1,043,186 in 1997 to $702,790 in 1998, but increased as a percentage of revenues from 82.9% in 1997 to 87.6% in 1998. Gross profit percentage has averaged approximately 80 to 84% over the last three calendar years. The increase in Gross Profit percentage from 1997 to 1998 is due mainly to the increase in sales of the Web Essentials line. The Web Essentials line of products has higher average selling prices and gross profit percentages than the Company's previous lines of products.

      Research and development expenses decreased $40,532 in the first six months of 1998 from 1997, but increased as a percentage of revenues from 27.2% in 1997 to 37.6% in 1998. To maintain its competitive market position, the Company expects to invest a significant amount of its resources for the development of new products and product enhancements.

      Selling and marketing expenses for the first six months of 1998 decreased $64,300 over the same period the previous year, from $534,393 to $470,093. As a percentage of revenues selling and marketing expenses increased from 42.5% in 1997 to 58.6% in 1998. The items primarily accounting for the increase was the advertising and promotional costs for the new Web Essentials line of products and an increase in the number of trade shows attended in 1998 as compared to 1997.

      General and administrative expenses decreased $97,397 in the first six months of 1998 from $784,920 in 1997 to $687,523 in 1998, but as a percentage of revenues increased from 62.4% in 1997 to 85.7% in 1998. The items primarily accounting for the decrease in actual dollars spent were due to reduction in salaries and costs associated with employee benefits.


===============================================================================

Liquidity and Capital Resources

      Cash and cash equivalents balance at June 30, 1998 were approximately $697,000, a decrease of approximately $706,000 from December 31, 1997. Accounts receivable increased approximately $129,000 and Accounts Payable decreased approximately $84,000 in 1998. Accounts receivable average days to collect for the quarter ended June 30, 1997 and 1998 were 64 and 48 days, respectively. Average days to collect in 1997 were 64 days. Management's goal is to maintain receivable collection days at or below 50 for 1998. Inventory levels have decreased approximately $69,000 in 1998 from December 31, 1997. As well as accrued liabilities have decreased approximately $50,000.

      Longer term cash requirements, other than normal operating expenses, are anticipated for development of new software products and enhancements of existing products, launching new products and enhancements, financing anticipated growth and the possible acquisition of businesses, software products or technologies complementary to the Company's business.

      The Company intends to meet its long-term liquidity needs through available cash and cash flow as well as through financing from outside sources. The Company is actively seeking to raise additional capital and has made arrangements to raise funds through a private placement of securities that will not be registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. However, there can be no assurance that the Company will be successful in completing the private placement or otherwise raising additional capital. Further, there can be no assurance, assuming the Company successfully raises additional funds, that the Company will achieve profitability or positive cash flows. If the Company is not successful in raising additional funds, it appears it will be forced to further curtail the scope of its operations.

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

 Common    1,250,000    $8,125,000   1,250,000  $8,125,000   187,500      $1,109,063  187,500   $1,109,063
 Stock

 Warrants    125,000           125     125,000        $125
------------------------------------------------------------------------------------------------------------


 Total     1,375,000    $8,125,125   1,375,000  $8,125,125   187,500      $1,109,063  187,500   $1,109,063
============================================================================================================

          (v) From April 5, 1995 (the effective date of the Securities Act registration statement) to June 30, 1998 the following table provides information as to the amount of expenses incurred for the registrant's account in connection with the issuance and distribution of the securities registered for underwriting discounts and commissions, finders' fees, expenses paid to or for underwriters, other expenses and total expenses were as follows:

==============================================================================

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

==============================================================================


          (vii) From April 5, 1995 (the effective date of the Securities Act registration statement) to June 30, 1998 the following table provides information with respect to the amount of net offering proceeds to the registrant used for construction of plant, building and facilities; purchase and installation of machinery and equipment; purchases of real estate;
acquisition of other business(es); repayment of indebtedness;
working capital; temporary investments; and any other purposes for which at least five (5) percent of the registrant's total offering proceeds or $100,000
(whichever is less) has been used:



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

                                     (A)                        (B)

(01)Construction of
plant, building and       [ ]$                       [ ]$
facilities

(02)Purchase and
installation of           [ ]                        [ ]
machinery and equipment

(03)Purchase of real      [ ]                        [ ]
estate

(04)Acquisition of other
business(es)              [ ]                        [ ]

(05)Repayment of
indebtedness              [ ]                        [ ]

(06)Working capital       [ ]      41,000            [ ]  767,850


 Temporary investment (specify)
(07)                      [ ]$                       [ ]$
(08)                      [ ]                        [ ]
(09)                      [ ]                        [ ]
(10)                      [ ]                        [ ]

Other purposes (specify)

(11)Advertising           [ ]$                       [ ]$  873,787


(12)Marketing & Trade     [ ]                        [ ] 3,086,062


(13)Research &            [ ]                        [ ] 1,854,346
Development

(14)                      [ ]                        [ ]


(viii) The use of proceeds disclosed in paragraph (d)(3)(vii) of this Item did not represent a material change in the use of proceeds described in the prospectus.


Item 4. Submission of Matters to a Vote of Security Holders

      On June 8, 1998, registrant held its annual meeting of shareholders. Each of thefollowing directors was elected by vote indicated after his name:


      NAME                  FOR            WITHHELD

      James A. Harrer      3,046,765        11,100

      C. Scott Hunter      2,565,220       462,645

      Stanley A. Hirschman 3,045,765        12,100

      Michael S. Noling    3,046,765        11,100

      Donald M. Leonard    3,045,765        12,100



To approve amendments to the Company's 1994 Incentive and Nonstatutory Stock Option Plan to increase the total number of shares of Common Stock that can be optioned and sold under the Stock Option Plan to 850,000 shares. The following were the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to such matter


         FOR        AGAINST        ABSTAIN      BROKER NON-VOTES
      1,676,369      96,046         14,340         1,271,110



To approve an amendment to the Company's Employee Stock Purchase Plan to increase by 50,000 shares the number of shares of Common Stock that may be sold under the Employee Stock Purchase Plan. The following were the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to such matter


         FOR        AGAINST        ABSTAIN      BROKER NON-VOTES
      1,771,698      82,374         13,235         1,190,558



To ratify the appointment of Arthur Andersen LLP as the Company's independent accountants for the year ending December 31, 1998. The following were the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to such matter


         FOR        AGAINST        ABSTAIN
      3,044,785      7,065           6,015


Item 5.  Other Information

Stockholders are hereby notified that if they wish to submit a proposal for consideration at the Company's 1999 annual meeting of stockholders, but do not wish to submit the proposal for inclusion in the Company's proxy statement pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, they must deliver a written copy of their proposal no later than April 2, 1999. Proposals should be delivered to the Company's principal executive offices, at 6200 Lake Ming Road, Bakersfield, California 93306 to the attention of
Mr. James A. Harrer, President. To avoid controversy and establish timely receipt by the Company, it is suggested that stockholders send their proposals by certified mail return receipt requested.

Item 6.	Exhibits and Reports on Form 8-K

(a) Form 8-K. The Company filed one report on Form 8-K during the quarter ended June 30, 1998. The report, dated June 1, 1998, reported information under
    Item 5.

(b) Exhibits. The following exhibit is filed as a part of this Report.

	Ex. 11 Computation of Earnings Per Share
	Ex. 27 Financial Data Schedule.


===============================================================================

                                SIGNATURES

      In accordance with the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Signature                Title                           Date


____________________
James  A. Harrer         President  and Chief Executive        August 12, 1998
                         Officer (Principal Executive
                         Officer) and a Director

____________________
Donald M. Leonard        Vice  President and  Chief            August 12, 1998
                         Financial Officer (Principal Financial
                         and  Accounting  Officer)
                         and a Director