Form 10QSB
period 1998-09-30
MUSTANG SOFTWARE INC
filed 1998-11-13
CIK 940986

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  Form 10-QSB


(Mark One)

  X       Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the period ended September 30, 1998

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

               Yes      X                    No

     As of October 26, 1998, there were 4,092,845 shares of the Registrant's Common Stock outstanding.

==============================================================================

                          MUSTANG SOFTWARE, INC.

                                  FORM 10-QSB

                                     INDEX


                                                                          Page

PART I.   Financial Information:

Balance Sheets as of September 30, 1998 and December 31, 1997               3

Statements of Operations for the three and nine months ended
  September 30, 1998and 1997                                                4

Statements of Cash Flows for the nine months ended
  September 30, 1998 and  1997                                              5

Notes to Financial Statements                                               6

Management's  Discussion  and Analysis of Financial Condition  and
  Results  of Operations                                                    7

PART II.   Other Information:

Item 2. Changes in Securities and Use of Proceeds                          10

Item 6. Exhibits and Reports on Form 8-K                                   11

Signatures                                                                 12


==============================================================================

                            MUSTANG SOFTWARE, INC.
                                BALANCE SHEETS

                                    ASSETS
                                                        September 30, December 31,
                                                           1998          1997
                                                        (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                             $ 1,824,294   $ 1,403,776
  Accounts receivable, net of allowance for doubtful
    accounts of $160,000 and $117,962 at December
    31, 1997 and September 30,1998, respectively            242,718         6,378
  Income taxes receivable                                       --         97,004
  Inventories                                                25,896        99,915
  Other                                                      58,005        28,215
- - - ---------------------------------------------------------------------------------------
        Total current assets                              2,150,913     1,635,288
- - - ---------------------------------------------------------------------------------------
PROPERTY AND EQUIPMENT:
  Property and equipment                                  1,255,008     1,238,713
  Accumulated depreciation                                (630,752)      (527,279)
- - - ---------------------------------------------------------------------------------------
        Net property and equipment                          624,256       711,434
- - - ---------------------------------------------------------------------------------------
OTHER ASSETS:
  Capitalized software development costs, net                 3,030         4,083
  Other                                                      90,610           --
- - - ---------------------------------------------------------------------------------------
        Total other assets                                   93,640         4,083
- - - ---------------------------------------------------------------------------------------
                                                         $2,868,809    $2,350,805
= = = =======================================================================================

                     LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                       $  187,213    $  242,451
  Accrued payroll and liabilities                           174,333       217,318
  Income taxes payable                                       99,776           --
  Accrued warranty and support                                  --         45,000
  Deferred revenue                                          125,000        80,000
- - - ---------------------------------------------------------------------------------------
       Total current liabilities                            586,322       584,769
- - - ---------------------------------------------------------------------------------------
CAPITAL LEASE OBLIGATION, net of current portion            218,476       269,005
- - - ---------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
  Preferred stock, no par value:
     Authorized-10,000,000 shares
     5,246 issued and outstanding at September 30, 1998     524,625           --
  Common stock, no par value:
     Authorized-30,000,000 shares
     Issued and outstanding--3,374,967 and 3,383,694
     shares at December 31, 1997 and
     September 30, 1998, respectively                     7,692,198     6,640,045
  Retained earnings                                      (6,152,812)   (5,143,014)
- - - ---------------------------------------------------------------------------------------
       Total shareholders' equity                         2,064,011     1,497,031
- - - ---------------------------------------------------------------------------------------
                                                         $2,868,809    $2,350,805
= = = =======================================================================================

  The accompanying notes are an integral part of these financial statements.

==============================================================================

                            MUSTANG SOFTWARE, INC.

                           STATEMENTS OF OPERATIONS
                                   Three Months Ended Sept 30,  Nine Months Ended Sept 30,
                                         1998        1997             1998        1997
REVENUE                                $ 501,963  $  331,365    $ 1,304,601  $1,589,914
COSTS OF REVENUE                          41,576      58,419        141,424     273,283
- - - ---------------------------------------------------------------------------------------
Gross profit                             460,387     272,946      1,163,177   1,316,631
- - - ---------------------------------------------------------------------------------------
OPERATING EXPENSES:
  Research and development               148,055     181,048        449,632     523,157
  Selling and marketing                  240,264      80,350        710,357     614,743
  General and administrative             337,700     273,871      1,025,438   1,059,290
- - - ---------------------------------------------------------------------------------------
Total operating expenses                 726,019     535,269      2,185,427   2,197,190
- - - ---------------------------------------------------------------------------------------
Income(loss)from operations            ( 262,323) (1,022,250)     ( 880,559)  ( 265,632)
- - - ---------------------------------------------------------------------------------------
OTHER INCOME (EXPENSE):
  Interest expense                        (7,435)     (8,961)       (23,376)    (28,013)
  Interest income                         10,521      22,189         36,628      85,911
  Gain/loss on sale of asset                 --          --             --          --
- - - ---------------------------------------------------------------------------------------
Total other income (exp.)                  3,086      13,228         13,252      57,898
- - - ---------------------------------------------------------------------------------------
Income (loss) before
  provision  for  income taxes         ( 249,095) (1,008,998)     ( 822,661)  ( 262,546)
- - - ---------------------------------------------------------------------------------------
PROVISION (BENEFIT)
  FOR INCOME TAXES                           --          --             800         800
- - - ---------------------------------------------------------------------------------------
NET INCOME (LOSS)                      $(262,546) $ (249,095)   $(1,009,798)  $(823,461)
= = = =======================================================================================

NET INCOME (LOSS)
  PER COMMON SHARE                      $  (.07)    $  (.28)       $  (.24)    $  (.06)
= = = =======================================================================================
WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING                4,063,365   3,383,694      3,644,230   3,380,785
= = = =======================================================================================

  The accompanying notes are an integral part of these financial statements.

==============================================================================

                            MUSTANG SOFTWARE, INC.

                           STATEMENTS OF CASH FLOWS
                                                    Nine Months Ended September 30,
                                                           1998          1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income(loss)                                    $(1,009,798)    $( 823,460)
  Adjustments to reconcile net income to net cash
      provided by operating activities:
     Depreciation and amortization                        104,526        113,013
     Net changes in assets and liabilities                (93,651)      (523,309)
- - - ---------------------------------------------------------------------------------------
       Net cash used by operating activities             (998,923)    (1,233,756)
- - - ---------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITES:
  Purchase of property and equipment                      (16,298)            --
- - - ---------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of stock                    1,486,268         5,563
  Payments on capital lease obligation                     (50,529)      (45,805)
- - - ---------------------------------------------------------------------------------------
Net Cash provided (used) by financing activities         1,435,739       (40,242)
- - - ---------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH                            420,518    (1,273,998)

CASH BALANCE, beginning of period                        1,403,776     2,920,231
- - - ---------------------------------------------------------------------------------------
CASH BALANCE, end of period                             $1,824,294    $1,646,233
= = = =======================================================================================

SUPPLEMENTAL DISCLOSURES:
  Interest paid                                             23,376        28,013
  Taxes paid                                                   800           800


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

==============================================================================

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      In addition to the comments that follow, further information can be obtained by referring to the management's discussion and analysis of financial condition and results of operations section included in the Form 10KSB, filed for the year ended December 31, 1997.


Results of Operations:

Three Months Ended September 30, 1998 and 1997

      Revenues for the three months ended September 30, 1998 were $501,963 a decrease of $170,598 or 51% above revenues for the same period in 1997. As a percentage of revenues by product category for the third quarter 1998 vs. 1997 showed the Web Essentials line at 72% and 5%, the QmodemPro line at 5% and 19%, the Wildcat! line at 21% and 74%, and other products at 2% and 2%, respectively. The Web Essentials line has been gaining strength since its inception in May 1997 and has replaced the Wildcat! line as the largest contributor to the Company's revenues in the quarter ended September 30, 1998.

      Gross profit for the quarter increased from $272,946 in 1997 to $460,387 in 1998, and increased as a percentage of revenues from 82.4% in 1997 to 91.7% in 1998. Gross profit percentage has averaged approximately 80-84% over the last three calendar years. The Company does not expect the gross profit percentage to remain at the current level. As more turnkey solutions are sold through the Mustang Professional Services division, the Company expects the gross profit percentage to decrease.

      Research and development expenses decreased $32,993 in the third quarter of 1998 from 1997, and decreased as a percentage of revenues from 54.6% in 1997 to 29.5% in 1998. Research and development is concentrated in Windows NT and Windows 95 and directly targets the expanded use of international networks, including the Internet. The Company has devoted and is devoting a substantial portion of its research and development resources to the Windows 95 and Windows NT environments and now offers a suite of Web server and internet/intranet utility applications for Windows 95 and Windows NT environments. The headcount in this department decreased from 9 at September 1997 to 7 at September 30, 1998. The headcount reduction accounted for the majority of the decrease in absolute dollars.

      Selling and marketing expenses for the quarter were $240,264, an increase of $159,914 over the same quarter the previous year, and they increased as a percentage of revenues from 24.2% in 1997 to 47.9% in 1998. The items primarily accounting for the increase were advertising and promotional costs for the Web Essentials line and an increase in expenses resulting from an increase in the number of trade shows attended in 1998.

      General and administrative expenses increased for the quarter over the previous year, from $273,871 in 1997 to $337,700 in 1998, but decreased as a percentage of revenues, from 82.6% in 1997 to 67.3% in 1998. The items primarily accounting for the increase in absolute dollars include consulting fees and other various professional fees.

==============================================================================

Nine Months Ended September 30, 1998 and 1997

      Revenues for the nine months ended September 30, 1998 were $1,304,601, a decrease of $285,313 or 17.9% under revenues for the same period in the prior
year.   As  a  percentage  of  revenues by  product  category  showed the Web
Essentials line at 57% and 1%, the QmodemPro line at 7% and 14%, the Wildcat! line at 32% and 82%, and other at 4% and 3% for the first nine months of 1998 and 1997, respectively. The Web Essentials line has been gaining strength since its inception in May 1997 and has replaced the Wildcat! line as the largest contributor to the Company's revenues in the quarter ended September 30, 1998. The Wildcat! and QmodemPro lines have been decreasing as absolute dollars sold, the Company expects this trend to continue.

      Gross profit for the first nine months decreased from $1,316,631 in 1997 to $1,163,177 in 1998, and increased as a percentage of revenues from 82.8% in 1997 to 89.2% in 1998. Gross profit percentage has averaged approximately 80-84% over the last three calendar years. The Company does not expect the gross profit percentage to remain at the current level. As more turnkey solutions are sold through the Mustang Professional Services division, the Company expects the gross profit percentage to decrease.

      Research and development expenses decreased $73,525 in the first nine months of 1998 from 1997, but increased as a percentage of revenues from 32.9% in 1997 to 34.8% in 1998. The headcount in this department decreased from 9 at September 1997 to 7 at September 30, 1998. The headcount reduction accounted for the majority of the decrease in absolute dollars and the decline in revenues accounted for the increase as a percentage of revenues. To maintain its competitive market position, the Company expects to invest a significant amount of its resources for the development of new products and product enhancements.

     Selling and marketing expenses for the first nine months of 1998 increased $95,614 over the same period the previous year, from $614,743 to $710,357. As a percentage of revenues selling and marketing expenses increased from 38.7% in 1997 to 54.5% in 1998. The items primarily accounting for the increase were advertising and promotional costs for the Web Essentials line of products and an increase in trade shows and the costs associated with them.

      General and administrative expenses decreased $33,852 in the first nine months of 1998 from $1,059,290 in 1997 to $1,025,438 in 1998, but as a percentage of revenues increased from 66.6% in 1997 to 78.6% in 1998.

==============================================================================

Liquidity and Capital Resources

     Cash and cash equivalents balance at September 30, 1998 were approximately $1,824,000, an increase of approximately $421,000 from December 31, 1997. Accounts receivable increased approximately $236,000 in 1998, from $6,378 at December 31, 1997 to $242,718 at September 30, 1998. Accounts receivable average days to collect for the quarter ended September 30, 1997 and 1998 were 65 and 55 days, respectively, and for the nine months ended September 30, 1997 and 1998 were 58 and 51 days, respectively. Average days to collect for the year 1997 was 64 days. Management's goal is to maintain receivable collection days at or below 50 for 1998. Management is aggressively pursuing delinquent accounts through collections and increasing the credit approval process in an effort to bring the average days to collect within 50 days. Inventory levels have decreased approximately $74,000 in 1998 from December 31, 1997 amounts. The Company also completed a $1.5 million equity financing which is detailed in
Part II, Item 2(c) below.

      Longer term cash requirements, other than normal operating expenses, are anticipated for development of new software products and enhancements of existing products, launching new products and enhancements and the possible acquisition of businesses, software products or technologies complementary to the Company's business. The Company believes that its existing cash, cash equivalents, marketable securities and cash generated from operations will be sufficient to meet the Company's working capital and capital expenditure requirements for at least the next 12 months.

==============================================================================

PART II - OTHER INFORMATION

Item 2.  Change in Securities

(a) Not applicable

(b) Not applicable

(c) In September 1998, pursuant to a Securities Purchase Agreement dated as of September 14, 1998 (the "Agreement") between the Company and the institutional investors named in the Agreement (collectively the "Investors"), the Company completed a private placement of its securities to the Investors. Under the Agreement, the Company sold to the Investors for $1,500,000 an aggregate of 612,000 shares of its common stock, 5,246 shares of its Series A Convertible Preferred Stock (the "Series A Preferred Stock") and Warrants to purchase an aggregate of 180,000 shares of its common stock.

Subject to certain conditions and limitations (including shareholder approval or the delisting of the Company's Common Stock from the Nasdaq Stock Market) beginning on December 15, 1998, each share of Series A Preferred Stock will be convertible into that number of shares of the Company's Common Stock which is determined by dividing $100 plus 5% per annum thereon from September 17, 1998 to the date of conversion, by the lower of $1.875 per share or the "market price" per share at the time of conversion. The "market price" for purposes of conversion is 90% of the average of the four lowest closing bid prices of the Common Stock during the 10 day trading period immediately preceding the conversion date (the "Lookback Period"). The Lookback Period is increased by two trading days every month commencing on January 17, 1999 and continue to increase by two trading days every month thereafter that the Preferred Stock is outstanding until the Lookback Period equals a maximum of thirty trading days.

If not earlier converted, the Preferred Stock will automatically convert into Common Stock on September 17, 2000. Subject to certain conditions and limitations, the Company has the right to force conversion by the holders of the Preferred Stock in the event the closing bid price of the Common Stock is equal to or greater than $2.8125, $3.28125 or $3.75. In such event, the Company may force conversion by the holder of up to 15% of the total number of shares of Series A Preferred Stock, up to a cumulative aggregate of 75% of the total number of shares of Series A Preferred Stock issued to the holders.

Subject to shareholder approval or the delisting of the Company's Common Stock from the Nasdaq Stock Market, the warrants are exercisable until September 13, 2000. Of the total warrants issued (including the warrants issued to the Placement Agent, as described below, 200,000 are exercisable at an exercise price of $1.90 per share and 37,000 are exercisable at $2.08 per share.

==============================================================================

For its services in the transaction, which included placing the initial $1,500,000 investment, and arranging an equity line of credit for the Company, the Company paid to Settondown Capital International Limited, as Placement Agent, a fee consisting of $60,000 cash, 29,480 shares of its common stock, 210 shares of its Series A Preferred Stock and Warrants to purchase an aggregate of 57,000 shares of common stock.

Exemption from registration requirements is claimed under the Securities Act of 1933 (the "Securities Act") in reliance on Section 4(2) of the Securities Act and Regulation D promulgated thereunder. The recipients of securities in the private placement each represented their intention to acquire the securities for investment only and not with a view to, or for sale in connection with, any distribution thereof and appropriate legends were affixed to the certificates evidencing the securities in such transaction. All recipients had adequate access to information about the Company.

(d) Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.

3(i).1   Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company's Registration Statement of Amendment No. 1 to Form SB-2 (file no. 33-89900-LA) filed March 27, 1995).

3(i).2 Certificate of Determination of Mustang Software, Inc. relating to the authorization and determination of the Series A Convertible Preferred Stock (incorporated by reference to Exhibit 4.3 of the Company's Registration Statement of Form S-3 (file no. 333-66663) filed November 2, 1998).

10.1 Securities Purchase Agreement dated as of September 14, 1998 between the Company and Settondown Capital International Limited and the other investors named therein. (incorporated by reference to Exhibit 4.2 of the Company's Registration Statement of Form S-3 (file no. 333-66663) filed November 2, 1998).

10.2 Escrow Agreement dated as of September 14, 1998 between the Company and Settondown Capital International Limited and the other investors named therein (incorporated by reference to Exhibit 4.4 of the Company's Registration Statement of Form S-3 (file no. 333-66663) filed November 2, 1998).

10.3 Registration Rights Agreement dated as of September 14, 1998 between the Company and Settondown Capital International Limited and the other investors named therein (incorporated by reference to Exhibit 4.5 of the Company's Registration Statement of Form S-3 (file no. 333-66663) filed November 2, 1998).

10.4     Form of Stock Purchase Warrant A (incorporated by reference to Exhibit
4.6 of the Company's Registration Statement of Form S-3 (file no. 333-66663) filed November 2, 1998).

10.5     Form of Stock Purchase Warrant B (incorporated by reference to Exhibit
4.7 of the Company's Registration Statement of Form S-3 (file no. 333-66663) filed November 2, 1998).

(b)  No report on Form 8-K was filed during the quarter covered by this report.


==============================================================================

                                  SIGNATURES

      In accordance with the requirements of the Securities Act of 1934,the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Signature                Title                           Date


   _/s/ James A. Harrer__
    James A. Harrer        President  and Chief Executive
                           Officer (Principal Executive
                           Officer) and a Director           November 13, 1998

   _/s/ Donald M. Leonard_
    Donald  M. Leonard     Vice  President Finance and Chief
                           Financial Officer (Principal
                           Financial and Accounting Officer) November 13, 1998