Form 10KSB
period 1998-12-31
MUSTANG SOFTWARE INC
filed 1999-03-31
CIK 940986

                                 UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC 20549

                                   Form 10-KSB

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE
ACT OF 1934


For the fiscal year ended December 31, 1998
[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE
ACT OF 1934
                        For the transition period from __________  to
________
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


Issuer's telephone number: (661) 873-2500

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, no par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or
any amendment to this Form 10-KSB. [   ]

State issuer's revenues for its most recent fiscal year:
2,010,721

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

$14,229,000 based on the average of the bid and asked prices on March 17, 1999 as reported by The Nasdaq SmallCap Market.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
4,138,845 at March 17, 1999.

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

      Mustang(tm), Internet Message Center(tm),
FileCenter(tm), ListCaster(tm) and QmodemPro(tm) are trademarks of the Company. "Exchange Server," "Microsoft,"
"Outlook," "Windows," "Windows 95," "Windows 98" and "Windows
NT" are trademarks of Microsoft Corporation. This Report also contains trademarks of other companies.

                           Part I

Item 1. Description of Business

Company Background

      Mustang Software ("Mustang" or the "Company") develops, markets, services and supports Internet Message Center ("IMC"), an e-mail management software solution that offers companies and other enterprises the ability to manage their inbound e-mail and Internet-based inquiries timely and accurately. IMC competes in the emerging e-mail management market and has received several prestigious awards as best product in its class from sources devoted to monitoring the rapidly growing computer telephony, customer management, e-mail management and call center markets.

      Mustang also develops, markets and supports other software products that offer businesses the capability to improve customer service, market products, enhance sales and increase employee productivity. These products include ListCaster, a powerful e-mail message server that allows easy mass e-mailings from maintained lists and enables e-mail recipients to correspond with each other through the originating site on the World Wide Web of the Internet called a "Website"; and FileCenter, a high performance application that permits operators of Websites known as "webmasters" to provide their users with an organized, searchable library of files;. The Company's other product line includes the QmodemPro line of telecommunications software, a proven application for connectivity to and from remote computers and computer systems.

      Mustang began operations in 1986 as a sole proprietorship, became a general partnership in 1987 and incorporated in California on December 23, 1988. Its executive offices and sales, marketing and administration facilities are located at 6200 Lake Ming Road, Bakersfield, California, 93306 and its telephone number is (661) 873-2500. It completed its initial public offering of Common Stock in April 1995. The Company maintains a Website on the Web at "http://www.mustang.com." Information contained on the Website is not part of this Report.

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

      Decline in Revenue and Recent Losses; No Assurance of Profitability. During the years ended December 31, 1996, 1997 and 1998, the Company reported revenue of approximately $3,810,000, $1,898,000 and $2,011,000, respectively, and incurred net losses of approximately $3,453,000, $1,341,000 and $1,157,000, respectively. The decline in revenues directly correlates to the decline in sales of the Company's legacy products QmodemPro and Wildcat! Bulletin Board System ("BBS") software. These communication products predated the emergence of the Internet and the Web as a widely accepted and used communication medium. They became antiquated as a result of the built-in communication functions of Windows 95, Windows 98 and Windows NT operating systems, the emergence of internet service providers ("ISPs"), which provided their own communications software, and Web browsers, and the use of commercial Websites instead of BBSs. While the Company was early to release its QmodemPro telecommunications software and its Wildcat!5 Net Server (the "WinServer") products for Windows 95, the products did not achieve the market acceptance that Mustang had expected and did not stem the decline in Mustang's revenues. Because of this and its decision to focus on products that are designed to facilitate interaction on the Internet, Mustang sold its Wildcat! WinServer, Wildcat! BBS and Off-Line Xpress BBS mail reader product lines to Santronics Software, Inc. of Homestead,

Florida in November 1998. The Company publicly announced its new product strategy in April 1997 and released the initial versions of ListCaster, IMC and FileCenter from May 1997 through October 1997. While sales of these products have increased since their introduction the Company has not derived sufficient revenues from these products to become profitable and has continued to incur losses. There can be no assurance that the Company will be able to profitably market IMC, any of its other products or any products it may develop in the future. Until the Company is able to generate sufficient revenues to offset costs and expenses, of which there can be no assurance, Mustang will continue to sustain losses.

      Variability of Operating Results; Lengthy Sales Cycle. Mustang's expense levels are based, in part, on its expectations as to future revenues and are not expected to decrease, at least in the short term. Further, Mustang may from time to time be forced by the competitive environment in which it competes to make tactical or strategic decisions that disrupt or reduce anticipated revenues. Moreover, during 1998, which was the first year that the Company achieved material revenues from IMC and its other Internet-directed products introduced during 1997, the Company observed a trend that a disproportionate percentage of the Company's net sales were generated during the last month of a quarter. As a result, a shortfall in sales in any quarter as compared to expectations may not be identifiable until the end of a quarter. Mustang may not be able to adjust its spending plan in a timely manner to compensate for any future revenue shortfall. Any significant shortfall in sales in relation to the Company's revenue expectations would have a material adverse impact on the Company's business, results of operations, financial condition and prospects.

      The purchase of the Enterprise Edition of IMC, the Company's core product, involves a significant commitment of customers' personnel and other resources. Furthermore, the cost of the software is typically only a small portion of the related hardware, development, training and integration costs associated with implementing a complete e-mail management solution. For these and other reasons, the sales cycle associated with the purchase of IMC is typically complex, lengthy and subject to a number of significant risks. Such risks include changes in customers' budgetary constraints and approval at senior levels of customers' organizations, over which the Company has no control. The Company's sales cycle can range from four to six months or more and varies substantially from customer to customer. Because of the lengthy sales cycle and the dependence of the Company's quarterly revenues upon a relatively small number of orders that represent large dollar amounts, the loss or delay of a single order could have a material adverse effect on the Company's business, financial condition and results of operations.

      Uncertainty of Market for E-mail Management Software and Dependence upon IMC. Prior to 1998, most of the Company's revenues were derived from its Wildcat! WinServer and BBS software. Beginning in the second quarter of 1997 and continuing throughout the year, Mustang changed its focus and launched new products designed to facilitate interaction on the Internet's World Wide Web. Mustang released the Business Edition of IMC in September 1997 and its core product, the Enterprise Edition, in February 1998. The future of the Company is dependent upon the acceptance by the market of IMC and Mustang's ability to market this e-mail management solution and related services successfully. IMC accounted for over 50 percent of the Company's net sales during 1998, but Mustang has only limited operating history with respect to this product. As a result, as well as the recent emergence of the commercial e-mail management market, the Company has neither internal nor industry-based historical financial data for a significant period upon which to project revenues or base planned operating expenses. Future operating results will depend on a variety of factors, including Mustang's ability to maintain or increase market demand for IMC and its other products and services, usage and acceptance of the Internet the introduction and acceptance of new, enhanced or alternative products or services by Mustang or its competitors. Other factors that could affect its operating results include Mustang's ability to anticipate and effectively adapt to a developing market and to rapidly changing technologies, general economic conditions, competition by existing and emerging competitors, software defects and other quality control problems and the mix of products and services sold.

      Undeveloped and Rapidly Changing Markets. The markets for Mustang's products and services are at a very early stage of development, are rapidly changing and are characterized by an increasing number of market entrants that have introduced or are developing competing products and services for use on the Internet and the World Wide Web. As is typical for a new and rapidly evolving industry, demand for and market acceptance of recently introduced products and services are subject to a high level of uncertainty and risk. Acceptance and usage of the IMC is dependent on continued growth in use of e-mail as a primary means of communications by businesses and consumers. Businesses that already have invested substantial resources in traditional or other methods of conducting business may be reluctant to adopt new commercial methodologies or strategies that may limit or compete with their existing businesses. Individuals with established patterns of purchasing goods and services may be reluctant to alter those patterns. Accordingly, it is not assured that sufficient demand for Mustang's products and services will develop to sustain Mustang's business.

      There can be no assurance that use of e-mail as a primary method of communication or commerce over the Internet will become widespread, that a substantial market for Mustang's products and services will emerge or that the IMC will be generally adopted. Mustang's business, financial condition and results of operations will be materially and adversely affected if the market fails to develop as expected or develops more slowly than expected. Similarly, Mustang's business, financial condition and results of operations will be materially and adversely affected if the Internet infrastructure is not adequately expanded or managed, or if Mustang's products and services do not achieve market acceptance by a significant number of businesses.

      Competition. The market for e-mail message management products and services is intensely competitive, and Mustang expects competition to increase significantly. There are no substantial barriers to entry into Mustang's business, and it expects established and new entities to enter the market for e-mail message management products and services in the near future. It is possible that a single supplier will dominate one or more market segments including e-mail management, customer service and call center automation. Furthermore, since there are many potential entrants to the field, it is extremely difficult to assess which companies are likely to offer competitive products and services in the future, and in some cases it is difficult to discern whether an existing product or service is competitive with the IMC.

      Mustang's principal competitors in the e-mail message management market include Adante, Aptex Software, Brightware, eGain, General Interactive, Kana Communications, MessageMedia and Micro Computer Systems, each of which provides software solutions for e-mail management. Mustang also competes with other firms that provide e-mail message management services on an outsourcing basis. The Company competes with a number of independent software suppliers who offer Web Server or telecommunications software as or among their product line(s). Several of Mustang's current and potential competitors have greater name recognition, larger installed customer bases, more diversified lines of products and services and significantly greater financial, technical, marketing and other resources than Mustang. Such competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to businesses to induce them to use their products or services.

      Limited Intellectual Property and Proprietary Rights. Mustang relies on a combination of trade secret, copyright and trademark laws, nondisclosure agreements and other contractual provisions and technical measures to protect its proprietary rights. Mustang believes that, due to the rapid pace of technological innovation for Internet products, Mustang's ability to establish and maintain a position of technology leadership in the industry depends more on the skills of its development personnel than upon the legal protections afforded its existing technology. There can be no assurance that trade secret, copyright and trademark protections will be adequate to safeguard the proprietary software underlying Mustang's products and services. Similarly, there can be no assurance that agreements with employees, consultants and others who participate in the development of its software will not be breached, that Mustang will have adequate remedies for any breach or that Mustang's trade secrets will not otherwise become known. Mustang also faces the risk that notwithstanding Mustang's efforts to protect its intellectual property, competitors will be able to develop functionally equivalent e-mail message management technologies without infringing any of Mustang's intellectual property rights. Despite Mustang's efforts to protect its proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use products or technology that Mustang considers proprietary, and third parties may attempt to develop similar technology independently. In addition, effective protection of intellectual property rights may be unavailable or limited in certain countries. Accordingly, there can be no assurance that Mustang's means of protecting its proprietary rights will be adequate or that Mustang's competitors will not independently develop similar technology.

      As the use of the Internet for commercial activity increases, and the number of products and service providers that support Internet commerce increases, Mustang believes that Internet commerce technology providers may become increasingly subject to infringement claims. There can be no assurance that infringement claims will not be filed by plaintiffs in the future. Any such claims, with or without merit, could be time consuming, result in costly litigation, disrupt or delay the enhancement or shipment of Mustang's products and services or require Mustang to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable or favorable to Mustang, which could have a material adverse effect on Mustang's business, financial condition and results of operations. In addition, Mustang may initiate claims or litigation against third parties for infringement of Mustang's proprietary rights or to establish the validity of Mustang's proprietary rights.

      Dependence of Key Personnel. The Company is dependent upon James A. Harrer, its President and Chief Executive Officer and C. Scott Hunter, its Vice President and Chief Technical Officer. The loss of either of these executives could have a material adverse effect on the Company. While the Company has one-year employment agreements with these executives, such agreements are terminable by each without any reason upon four months notice. Moreover, unforeseen circumstances could cause either of them to no longer render services to the Company. Mustang has key-man life insurance on the life of Mr. Harrer for $1,000,000. There can be no assurance that the proceeds from this policy will be sufficient to compensate the Company in the event of Mr. Harrer's death, and this policy does not cover the Company in the event that he becomes disabled or is otherwise unable to render services to the Company. Mustang's success of the Company is also dependent upon its ability to attract and retain highly qualified personnel. There can be no assurance that the Company will be able to recruit and retain such personnel.

      Dependence on Increased Usage; Stability of the Internet. The demand for products used on the Internet such as those offered by Mustang will depend in significant part on continued rapid growth in the number of households and commercial, educational and government institutions with access to the Internet, in the level of usage by such entities. Usage of the Internet as a source for information, products and services is a relatively recent phenomenon. Accordingly, it is difficult to predict whether the number of users drawn to the Internet will continue to increase and whether any significant market for usage of the Internet for such purposes will continue to develop and expand. There can be no assurance that Internet usage patterns will not decline as the novelty of the medium recedes or that the quality of products and services offered online will improve significantly to continue to support user interest. In addition, it is uncertain whether the cost of Internet access will decline. Failure of the Internet to stimulate user interest and be accessible to a broad audience at moderate costs would jeopardize the markets for Mustang's products and services.

      Issues regarding the stability of the Internet's infrastructure remain unresolved. The rapid rise in the number of Internet users and increased transmission of audio, video, graphical and other multimedia content over the Internet has placed increasing strains on the Internet's communications and transmission infrastructures. Continuation of such trends could lead to significant deterioration in transmission speeds and reliability of the Internet and could reduce the usage of the Internet by businesses and individuals. The Internet continues to experience significant growth in the number of users and level of use. Without corresponding increases and improvements in the Internet infrastructure, there can be no assurance that the Internet will be able to support the demands placed upon it by such continued growth. Any failure of the Internet to support such increasing number of users due to inadequate infrastructure, or otherwise, would seriously limit the development of the Internet as a viable source of communication or commerce. This could materially and adversely affect the acceptance of Mustang's products and services which would, in turn, materially and adversely affect Mustang's business, results of operations, financial condition and prospects.

      Government Regulation and Legal Uncertainties. Mustang believes it is not currently subject to direct regulation by any government agency in the U.S., other than regulations generally applicable to businesses, and there are currently few laws or regulations directly applicable to access to, or commerce on, the Internet. However, there can be no assurance that federal, state or foreign agencies will not attempt in the near future to begin to regulate the market for Internet commerce. More generally, due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations will be adopted with respect to the Internet, covering issues such as user privacy, pricing, taxation and characteristics and quality of products and services. For example, the Telecommunications Reform Act of 1996 may subject certain Internet content providers to criminal penalties for the transmission of certain information and could also result in liability to Internet service providers, World Wide Web hosting sites and transaction facilitators such as Mustang. Various foreign jurisdictions have also moved to regulate access to the Internet and to strictly control World Wide Web content. Even if Mustang's business is not directly subject to regulation, the adoption of any such laws or regulations may inhibit the growth of the Internet, or the businesses of the users of Mustang's products and services, which could in turn adversely affect Mustang's business, financial condition and results of operations. Moreover, the applicability to the Internet of existing laws governing issues such as property ownership, libel, taxation and personal privacy is uncertain. Such uncertainty creates the risk that such laws could be interpreted in a manner that could generally inhibit commerce on the Internet and adversely impact Mustang's business.

      Due to the growth of Internet commerce, Congress has considered regulating providers of services and transactions in this market, and federal or state authorities could enact laws, rules or regulations affecting Mustang's business or operations. Government agencies may promulgate rules and regulations affecting Mustang's activities or those of the users of its products and services. Any or all of these potential actions could result in increased operating costs for Mustang or for the principal users of its products or services and could also reduce the convenience and functionality of Mustang's products or services. This could result in reduced market acceptance which would have a material adverse effect on Mustang's business, financial condition and results of operations.

      Year 2000 Compliance. Many currently installed computer systems and software products are coded to accept only two-digit entries in date code fields. Beginning in the year 2000, these date code fields will need to accept four-digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than a year, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Mustang designed IMC and its other products to be Year 2000 compliant and has completed a systematic effort to identify any Year 2000 compliance problems in the various components of its products. However, significant uncertainty exists concerning the potential effects associated with compliance. Although Mustang believes that Mustang's IMC and other products are Year 2000 compliant, there can be no assurance that coding errors or other defects will not be discovered in the future. Moreover, Year 2000 problems affecting other hardware or software products which Mustang's customers rely on or intend to use beyond the end of 1999 could adversely affect the use or functionality of Mustang's products. Any Year 2000 compliance problem of Mustang, its service providers, its customers or the Internet infrastructure could result in a material adverse effect on the Company's business, operating results and financial conditions.

      Nasdaq Maintenance Requirements; Possible Delisting of Common Stock from Nasdaq Market. Mustang currently lists its common stock on The Nasdaq SmallCap Market. Nasdaq moved the listing from the Nasdaq National Market to The Nasdaq Small Cap Market on October 15, 1998 because the Company did not meet the maintenance requirements for the Nasdaq National Market. Mustang has to maintain certain minimum requirements for the continued listing of its common stock on The Nasdaq SmallCap Market. In this regard, it needs: net tangible assets of at least $2,000,000, or a market capitalization of at least $35,000,000, or net income in two of the last three years of at least $500,000; a public float of at least 500,000 shares with a minimum market value of $1,000,000; a minimum bid price of at least $1.00 per share; and a minimum of two active market makers and 300 round lot shareholders.

      While Mustang met the requirements for continued listing at December 31, 1998, it reported only $2,049,653 of net tangible assets at that date. Accordingly, if the Company reports losses during the quarter ending March 31, 1999 or future quarters that causes its net tangible assets to drop below $2,000,000 and if it is unable or unwilling to raise needed capital to satisfy the net tangible asset requirement, it could be delisted from The Nasdaq Stock Market. Similarly, if Mustang is unable to satisfy Nasdaq's other maintenance requirements, Nasdaq may delist its common stock from The Nasdaq Stock Market. If Mustang's stock is delisted from The Nasdaq Stock Market, public trading, if any, in the common stock would be limited to the over-the-counter markets in the so-called "pink sheets" or the NASD's OTC Electronic Bulletin Board. Consequently, the liquidity of its common stock and Mustang's ability to raise additional equity capital, if required, could be impaired.

      Penny Stock Regulation. If Nasdaq delisted its common stock from the Nasdaq Stock Market, Mustang could become subject to Rule 15g-9 under the Securities Exchange Act of 1934. This rule imposes additional sales practice requirements on broker-dealers who sell so-called "penny" stocks to persons other than established customers and "accredited investors." Generally, accredited investors are individuals with a net worth more than $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses. For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction before sale. Consequently, the rule may adversely affect the ability of broker-dealers to sell our shares in the secondary market.

      Subject to some exceptions, the SEC's regulations define a "penny stock" to be any non-Nasdaq equity security that has a market price of less than $5.00 per share. Unless exempt, the rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule relating to the penny stock market and the associated risks. The rules also require disclosure about commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, the rules require that broker-dealers send monthly statements disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

      If Mustang's common stock became subject to the rules applicable to penny stocks, the market liquidity for the common stock could be severely adversely affected.

Industry Overview

      The Internet is a worldwide network of private and public computer networks that link businesses, universities, government agencies and other users having different computer systems and networks, by means of a common telecommunications standard. Use of the Internet has grown rapidly since its commercialization in the early 1990s. International Data Corporation projects the number of Internet users to increase 28% to 147 million in 1999 and to 320 million by 2002. This trend, coupled with the introduction and continued growth of large commercial online services such as the America Online, CompuServe Information Service and Microsoft Network, have fed the growth of the communications software industry and the online services industry. As a result, an increasing number of businesses, educational institutions, government agencies and individuals are making use of communications technology to connect to a growing number of hosts, Websites, online services and the Internet. An industry study published in July 1998 estimated that the number of Internet hosts increased from 725,000 in January 1990 to 68 million in January 1998 and will increase to over 436 million by January 2001. This same study indicated that 120 million people had access to Internet e-mail in January 1999, of which 102 million people were consumer Internet users and 68 million were core users, i.e., people with computers that could distribute information via the World Wide Web or FTP (file transfer protocol). Moreover, an industry source reported market estimates that, because of the ubiquity of e-mail, a company that receives 500 e-mail inquiries per day in November 1998 will receive 2,000 per day within the following two years.

      Converging with the growth of the Internet and the use of e-mail is the growth of telephone call centers. Over the past ten years, businesses and other organizations have increasingly used dedicated centers for processing and managing high volumes of incoming and outgoing telephone traffic. Call centers have been used extensively in such fields as credit card and consumer collections, catalog sales, telemarketing and customer service. In these call centers, activities such as placing and receiving telephone calls are linked to the computer functions of database management to capture, store and report on relevant customer
information.   According to an estimate of the call center
market published in January 1999, which included applications for call routing, database integration, Web-based push-to-talk technology, the call center market was estimated at $1.84 billion in 1997 and was projected to grow to $8.61 billion in 2004.

      Moreover, as organizations are discovering the competitive necessity of delivering superior service and support to customers who reside outside of the organization (i.e., their clients), they are also realizing that the same level of attention must be paid to the technological and business needs of their customers inside the organization (i.e., their employees). The increasing complexity of client/server computing technology has created a demand for applications that offer internal support for an organization. This internal support (often referred to as the "Customer Service and Support" or CSS) industry continues to develop, with products for asset and change management along with integration with popular network and systems management tools. Market research published in February 1998 by Dataquest, a market research unit of Gartner Group, Inc. reported the customer service and support applications market is thriving as the worldwide market grew 47 percent in 1997, with revenue reaching $290 million, up from $197 million in 1996. Dataquest analysts said the CSS application market will continue to prosper with revenue forecast to surpass $1.7 billion by 2002.

      With a growing number of users coming online and the increasing level of security, comfort and convenience associated with online purchasing, the resulting number of e-mail inquiries sent to business with a Web presence is expected to grow exponentially. In December 1998 it was reported by an industry participant that Jupiter

Communications had predicted that by 2002 some 465 million messages will be generated per day by 116 million online users, that is up from 175 million messages per day at the time the report was made. In fact, a survey conducted by Jupiter Communications in November 1998 found that 42% of the 125 top-ranked Web sites took longer than five days to reply to their customer e-mail inquiries, never replied or were not accessible by e-mail. This suggests that as online customer service becomes an even more import factor affecting repeat business for online sellers, e-mail management software will be even more critical as a competitive advantage. As a result, a market for e-mail collaboration solutions, i.e., e-mail management applications that provide both categorizing and filtering options and collaborative interaction and database functions between the customer and corporate sales and support departments, began to emerge in 1997. In a study dated in January 1998 on the market for e-mail collaboration solutions, Frost & Sullivan estimated that the U.S. market for products serving these markets, such as IMC, would grow from total revenues of $5.4 million in 1997 to $995.6 million in 2004, a compound annual growth rate of 57.1%.1

      As the importance of the call centers, customer service and support, internal support (help desks), electronic commerce and the use of e-mail has increased and as more functions and capabilities have been combined, markets have emerged to create and support the systems, software and services that are designed to make these industries efficient, effective and well matched to the broader corporate mission of the enterprise. The Company believes that IMC fits well within these industries and that Mustang's history and experience in online communication including e-mail, has positioned the Company to take advantage of the growth opportunities predicted for these markets.

Current Products

Internet Message Center.

      Mustang's IMC is an intelligent e-mail routing and tracking system, which provides a company or other enterprise with tools to manage inbound Internet e-mail. IMC handles inbound e-mail much like an automated call distributor handles voice telephone traffic and helps achieve the same levels of efficiency and customer service through e-mail that companies strive for in other aspects of its business. IMC works with all of the popular e-mail software applications such as Microsoft Exchange, Microsoft Outlook, Lotus Notes, cc Mail, Eudora Mail and all other Internet e-mail applications using the industry-standard Post Office Protocol version 3 ("POP3") server accounts, including those running on Windows, Macintosh, OS/2 and Unix.

      The benefits of using IMC to manage in-bound e-mail include:

      Intelligent Routing. IMC automatically routes incoming e-mail messages to the enterprise personnel or "agents" that the company predetermines will be best equipped to respond to them quickly and efficiently. Standard routing is based on the address in the message and keywords in the message's subject line, body, sender's address or header to a specific message pool where it queued for response by the agents.

      Tracking - IMC automatically assigns a tracking number to each incoming message that is addressed to any of a user's defined IMC e-mail pools. At the same time, IMC notifies the customer that his message has been received by sending him an acknowledgment e-mail that includes the assigned tracking number. The original message and all replies are tracked so the company has a complete audit trail for incoming and outgoing corporate e-mail. This provides management with a quick and easy way to follow up on any complaints or problems a customer might report.

      Measurement -- Using the detailed reports that IMC creates, businesses can identify which employees, and employee groups are handling the inbound e-mail, measure their average response time and monitor overall system and employee efficiency and effectiveness. This helps with the decision of when to expand or eliminate staffing, by allowing analysis of how much time is actually being spent answering e-mail and evaluating how effective agents are at responding.

      Integration -- IMC's open, switch-inspired architecture and intelligent routing environment provide both client-side and server side Application Programming Interfaces (APIs) enabling enterprises to tightly integrate IMC with existing third-party or custom developed customer management technologies including but not limited to, Customer Management, Help Desk, Sales Force Automation, Computer Telephony integration, workflow applications and telephone systems. To facilitate this integration by enterprises with available call center technologies, Mustang also offers IMC Architect, a development toolkit that enables developers of enterprise application software to integrate the IMC agent-client functionality directly into their applications.

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

      Mustang first released the IMC Business Edition in September 1997. It targets the small e-commerce business that receives 150 messages a day or less handled by less than 10 agents and that need simple mail management. The Business Edition uses Microsoft Access databases and supports up to five agents and has a suggested retail price of $1,500. The IMC Enterprise Edition was first released in February 1998 and last upgraded to version 2.3 in December 1998. The IMC Enterprise Edition supports hundreds of agents, stores its information in a Microsoft SQL server database and has a suggested retail price of $10,000, including two agents. Mustang offers functionality for additional agent licenses at $250 each, which may be added at or after the time of sale.

      To facilitate the integration of IMC by enterprises with available call center technologies, Mustang introduced
IMC Architect in June 1998. IMC Architect is a development toolkit that enables developers of enterprise application software to integrate the IMC agent-client functionality directly into their applications for seamless e-mail management functionality with existing customer management and e-mail client applications. IMC Architect is priced at $7,500 for an enterprise site license.

      In an effort to stimulate awareness and sales of IMC, as well to generate sales of a separate product that integrates with Microsoft's Outlook messaging and collaboration client, Mustang introduced the IMC Agent Add-In for Microsoft Outlook. Microsoft Outlook 98 is the messaging and collaboration client that combines leading support for Internet standards-based messaging systems, including Microsoft Exchange Server, with integrated calendar, contact, and task management functionality. With Exchange Server, Outlook helps users communicate and collaborate with others through advanced e-mail, comprehensive group scheduling, public folders, and as a component of customized collaborative solutions. IMC Agent Add-In for Microsoft Outlook turns the Outlook messaging and collaboration client into a powerful call center and help desk tool. It achieves this by integrating enhanced IMC agent functionality seamlessly within the Outlook client architecture to manage e-mail transactions from within their Outlook messaging client. Mustang's IMC Agent Add-in for Outlook is priced at $7,500 for an enterprise site license.

      Other Products

      ListCaster. Mustang's ListCaster is a powerful mailing list server and SMTP/POP3 server for Windows 95, Windows 98 and Windows NT. A mailing list server is a software program that automates the administration of mailing lists. E-mail messages are sent to the server which, in turn, sends the messages to all subscribers of the list. SMTP or Simple Mail Transfer Protocol is the outgoing mail server, i.e., the computer contacted to send mail out. POP3 is the incoming mail server, i.e., the computer to which mail is delivered.

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

      ListCaster was originally released in May 1997 and updated by Versions 2.0 and 2.1, which were released in June and October 1998, respectively. ListCaster 2.1 has a suggested retail price of $499.

      FileCenter. Mustang's FileCenter is a high-performance software program that automatically manages the process of submitting, posting, and locating files on Internet and Intranet sites. FileCenter stores file information, including file name, description, author, and location, in a Microsoft Access database for quick searches. Taking full advantage of Microsoft's Active Server technology, FileCenter indexes all the words found in the document, enabling users to search for the files they need by title, author, description, date, even the number of downloads. FileCenter eliminates the need to have programmers manage Websites using File Transfer Protocol ("FTP") to download files to a remote computer requesting the files.

      FileCenter enables the creators of files to upload them to FileCenter's library using a Web browser such as Microsoft Internet Explorer 3 or 4 or Netscape Navigator 3 or 4 by simply clicking on an "upload" icon on a Web page. The system's Wizard prompts the submitter of the file for all relevant information. FileCenter automatically catalogs the file and can even optionally scan the file for viruses using McAfee Virus Scan. FileCenter posts the file, updates the new submission list, places the file in the proper category and group, and creates the necessary HTML code to permit viewing the index with an ordinary browser. System users can then search on any of FileCenter's database fields including the name of the person uploading the file and the date of submission. Because the process is completely automated, companies can use FileCenter to post files on FTP sites rather than waste the disk space and bandwidth required to distribute them as e-mail attachments. By using FileCenter along with Mustang's ListCaster interested people, such as those desiring a product upgrade or software patch can be automatically notified when pertinent files are posted on the Website. Administrators also have the option of requiring down-loaders to fill out forms that are automatically e-mailed to the submitter of the file. This permits authors of financial documents to track their use, and permits shareware authors to monitor file downloads.

      FileCenter was released in October 1997 and upgraded to the version currently available in February 1998. It has a suggested retail price of $999.

      QmodemPro. The Company's telecommunications line of products is based on QmodemPro, which includes Windows 95, Windows 3.1x and DOS versions. QmodemPro for Windows 95 was the first communications software offered for use with Windows 95, allowing users to take full advantage of their modems. The program contains features beyond the Windows 95 and NT4.0 standard terminal program, including a phone book, a telnet client, programmable toolbar, graphic viewer, OLE
2.0 drag and drop handling, script language, macro keys, host mode, 35 terminal emulations and 11 file transfer protocols. The suggested retail prices of the Windows 95/NT4.0 versions of QmodemPro are $25 with online documentation and $99 with manual.

      QmodemPro for Windows also operates under the Microsoft Windows 3.1x environment and supports 31 terminal emulations, ten file transfer protocols, multimedia sound which can be linked to many program functions and both send and receive fax capabilities for use with any class 1 or 2 fax modem. The Company also offers a separate network edition, called QmodemPro for Windows 3.1x Network 5-Pack, which installs the sharable system files from the program on a network server while allowing individual users to have their phone books and other user-specific files stored on their own workstation. The suggested retail prices of the Windows 3.1x versions of QmodemPro are $25 with online documentation and $99 with manual. The suggested retail price of the QmodemPro for Windows 3.x Network 5 Pack version is $399, which includes a five-user license, five user manuals and one script manual.

      QmodemPro for DOS operates under the MS-DOS and supports 15 terminal emulations, ten file transfer protocols and send fax capability with any class 1 or 2 fax modem. The Company also offers a number of utility and add on products supporting and adding functionality to QmodemPro. The suggested retail price of the Dos version of QmodemPro is $50.

BBS/Web Server Software

      Furthering its focus on products that are designed to facilitate interaction on the Internet, Mustang sold its Wildcat! Interactive Net Server, Wildcat! BBS and Off-Line Xpress BBS mail reader product lines to Santronics Software, Inc. of Homestead, Florida in November 1998.

Support Services

      Support services, which include maintenance, implementation, consulting, installation, training and sales support, are an important element of Mustang's business. The Company intends to devote substantial additional resources to supporting its customers and seeking to provide training to indirect channels as the Company's e-mail management solution becomes more widely adopted. There can be no assurance the Company will be successful in its efforts to provide sufficient resources to expand its customer support capabilities or that its services will be widely sought by customers.

Professional Services

      Mustang provides consulting and systems integration services through its Professional Services group. Mustang's Professional Services team offers a range of services to assist customers in choosing, deploying and supporting Mustang's e-mail management solution. These services include programs: to validate IMC as a correct solution for a customers business; to review, evaluate and report on customer installations of IMC; and to provide custom, full turnkey installations of IMC and on-site training of the customer's personnel.

Technical Support

      Mustang provides customer support for all its product lines. Support options consist of direct real-time technical product via telephone with its support staff as well as electronic support available on the Company's Web site, via e-mail or through user-to-user public discussion forums, which may or may not involve Mustang's technical personnel. Fee-based maintenance and support contracts are offered at the time a product is sold or thereafter and are renewable periodically. These support agreements are typically priced at 20 percent of the list price of the related software. Maintenance and support agreements entitle customers to software upgrades and fixes, as well as technical support via the Web, e-mail and telephone on either a toll-free or toll-call basis.

Sales, Marketing and Distribution

      . The Company has targeted enterprises with substantial influx of e-mail as its primary direct customers. It has also focused particularly on the call center market and to a lesser extent the help desk market for its IMC, believing that these markets present practical opportunities for IMC use and integration with other applications or product suites of OEMs and VARs.

      In 1998, the Company began concentration on building a direct sales force to sell its IMC directly to businesses. At December 31, 1998, Mustang's direct sales force consisted of four individuals. This compares to two individuals engaged in telesales at December 31 1997.

      The Company also uses OEM and VAR distribution channels for IMC and has pursued partnership and integration opportunities to support the sale and integration of IMC.
The Company views OEM and VAR distribution channels as an important channel for the continued growth and adoption of IMC.. These include an OEM arrangement with Siemens Business Communications, which makes provision for Siemens to incorporate Mustang's IMC Enterprise Edition into Siemens' ProCenter MX product line initially in North America, and later throughout Siemens' worldwide operations and channels. They also include the recently announced integration of Mustang's IMC with the TeleCenter System of TCS Management Group, Inc. ("TCS"), a provider of workforce management software for call centers. Through this integration, Mustang's IMC provides e-mail management performance information to the TCS TeleCenter System, which then analyzes the data to make staffing and scheduling recommendations. Customers using the integrated solution are then able to identify service level adherence, schedule support personnel and monitor overall service center performance for both e-mail and voice-based service agents. Management believes that IMC is presently the only e-mail management platform with workforce management support and that this integration permits, for the first time, customer support centers to forecast e-mail staffing requirements and monitor complete service level adherence with the same accuracy as they do for telephone calls.

      The Company is implementing it's own certification program for the IMC for the purpose of enabling third-party application developers to certify that their products can be integrated with the IMC platform. Mustang believes the certification program will add functionality and integration capabilities to IMC, as well as promote the goal of establishing the application as the default e-mail response management platform in the call center, customer management, help desk and electronic commerce markets.

      Mustang markets IMC through media advertising both independently, in cooperation with Mustang-certified distributors and VARs, and to OEMs and other companies that maintain joint market or joint sales agreements with the Company. The Company uses print media ad campaigns targeted at industry trade journals designed to invoke direct sales. The Company also plans to continue to promote IMC at industry specific trade shows centered around customer management, call centers, electronic commerce, computer telephony and other support products and services.

      Sales of IMC products and services accounted for 54% of total revenues during 1998 as compared to 5% of total revenues in 1997.

      Mustang distributes its other products domestically through distributors and resellers, through OEMs who bundle the Company's products with their own products, and through direct sales to end users. Direct sales by the Company of products from these lines are made from the Company's Web site, by mail order to end users who are solicited through Web Server notices and mailings to Mustang's installed customer base, catalogs and media advertising. Sales of ListCaster and FileCenter software accounted for 4% and 1% , respectively, of total revenues during 1998 and 1% and 0%, respectively, of total revenues during 1997. Sales of QmodemPro telecommunication software accounted for 5% and 15% of total revenues during 1998 and 1997, respectively.

      International Sales Internationally, the Company sells directly via in-house telesales operations and through distributors who purchase, warehouse and sell software. In 1997 and 1998, revenues from international sales (other than sales of the Wildcat! Line of products, which the Company discontinued in November 1998) represented approximately 1% and 9%, respectively, of total revenues.

Competition

      The market for e-mail message management products and services is intensely competitive, and Mustang expects competition to increase significantly. There are no substantial barriers to entry into Mustang's business, and its expects established and new entities to enter the market for e-mail message management products and services in the near future. It is possible that a single supplier will dominate one or more market segments. Furthermore, since there are many potential entrants to the field, it is extremely difficult to assess which companies are likely to offer competitive products and services in the future, and in some cases it is difficult to discern whether an existing product or service is competitive with the IMC.

      Mustang's principal competitors in the e-mail message management market include Adante, Aptex Software, Brightware, eGain, General Interactive, Kana Communications, MessageMedia and Micro Computer Systems, each of which provides software solutions for e-mail management. Mustang also competes with other firms that provide e-mail message management services on an outsourcing basis. The Company competes with a number of independent software suppliers who offer Web Server or telecommunications software as or among their product line(s). Several of Mustang's current and potential competitors have greater name recognition, larger installed customer bases, more diversified lines of products and services and significantly greater financial, technical, marketing and other resources than Mustang. Such competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to businesses to induce them to use their products or services.

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

      During 1997 and 1998, Mustang spent approximately
$696,000 and $612,000, respectively, for research and development of new products and enhancements to existing products.

Proprietary Rights

      Mustang relies on a combination of trade secret, copyright and trademark laws, nondisclosure agreements and other contractual provisions and technical measures to protect its proprietary rights. Mustang believes that, due to the rapid pace of technological innovation for Internet products, Mustang's ability to establish and maintain a position of technology leadership in the industry depends more on the skills of its development personnel than upon the legal protections afforded its existing technology. There can be no assurance that trade secret, copyright and trademark protections will be adequate to safeguard the proprietary software underlying Mustang's products and services. Similarly, there can be no assurance that agreements with employees, consultants and others who participate in the development of its software will not be breached, that Mustang will have adequate remedies for any breach or that Mustang's trade secrets will not otherwise become known. Mustang also faces the risk that notwithstanding Mustang's efforts to protect its intellectual property, competitors will be able to develop functionally equivalent e-mail message management technologies without infringing any of Mustang's intellectual property rights. Despite Mustang's efforts to protect its proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use products or technology that Mustang considers proprietary, and third parties may attempt to develop similar technology independently. In addition, effective protection of intellectual property rights may be unavailable or limited in certain countries. Accordingly, there can be no assurance that Mustang's means of protecting its proprietary rights will be adequate or that Mustang's competitors will not independently develop similar technology.

      As the use of the Internet for commercial activity increases, and the number of products and service providers that support Internet commerce increases, Mustang believes that Internet commerce technology providers may become increasingly subject to infringement claims. There can be no assurance that infringement claims will not be filed by plaintiffs in the future. Any such claims, with or without merit, could be time consuming, result in costly litigation, disrupt or delay the enhancement or shipment of Mustang's products and services or require Mustang to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable or favorable to Mustang, which could have a material adverse effect on Mustang's business, financial condition and results of operations. In addition, Mustang may initiate claims or litigation against third parties for infringement of Mustang's proprietary rights or to establish the validity of Mustang's proprietary rights.

Employees

      On December 31, 1998 the Company employed 25 persons (24 of which were employed full-time), of which 11 were involved in engineering and product support, four in order processing and shipping/receiving, seven in sales and marketing and three in general administration. The Company's employees are not covered by a collective bargaining agreement. The Company considers its relationship with its employees to be satisfactory.

Item 2. Properties

      The Company's executive offices and sales, marketing and production facilities occupy an approximately 12,000 square foot building located in Bakersfield, California.
This building is leased from two of the Company's principal shareholders, James A. Harrer and Richard J. Heming. See
Item 12. Certain Relationships and Related Transactions.

Item 3. Legal Proceedings

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

                           Part II

Item 5. Market for Common Equity and Related Stockholder
Matters

      Shares of the Company's Common Stock have traded on the over-the-counter market since the Company's initial public offering on April 5, 1995 and are included in The Nasdaq Stock Market under the symbol "MSTG." The following table sets forth for the quarters indicated the high and low last reported sale prices as reported on the Nasdaq National Market through October 14, 1998 and the high and low bid prices as reported on The Nasdaq SmallCap market from October 15, 1998. Quotations since October 15, 1998 reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                   High         Low
1997
First Quarter                   $      2.50     $       .63
Second Quarter                         1.63             .63
Third Quarter                          2.13             .56
Fourth Quarter                         1.88             .50
1998
First Quarter                   $      4.06     $      1.25
Second Quarter                         3.25            1.25
Third Quarter                          2.28            1.50
Fourth Quarter                         3.00            1.00

      The 4,138,845 shares of Common Stock of the Company outstanding as of March 17, 1999 were held of by 129 shareholders of record, who, the Company believes, held for in excess of 400 beneficial holders.

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

General

      Mustang develops, markets, services and supports Internet Message Center ("IMC"), an e-mail management software solution that offers companies and other enterprises the ability to manage their inbound e-mail and Internet-based inquiries timely and accurately. IMC competes in the emerging e-mail response management market and has received several prestigious awards as best product in its class from sources devoted to monitoring the rapidly growing computer telephony, customer management, e-mail management and call center markets.

      Mustang also develops, markets and supports other software products that offer businesses the capability to improve customer service, market products, enhance sales and increase employee productivity. These products include ListCaster, a powerful e-mail message server that allows easy mass e-mailings from maintained lists and enables e-mail recipients to correspond with each other through the originating site on the World Wide Web of the Internet called a "Website"; and FileCenter, a high performance application that permits operators of Websites known as "webmasters" to provide their users with an organized, searchable library of files;. The Company's other product line includes the QmodemPro line of telecommunications software.

      During the years ended December 31, 1996, 1997 and 1998, the Company reported revenue of approximately $3,810,000, $1,898,000 and $2,011,000, respectively, and incurred net losses of approximately $3,453,000, $1,341,000 and $1,157,000, respectively. The decline in revenues directly correlates to the decline in sales of the Company's legacy products, QmodemPro and Wildcat! Bulletin Board System ("BBS") software. These communication products predated the emergence of the Internet and the Web as a widely accepted and used communication medium. They became antiquated as a result of the built-in communication functions of Windows 95, Windows 98 and Windows NT operating systems, the emergence of internet service providers ("ISPs"), which provided their own communications software, and Web browsers, and the use of commercial Websites instead of BBSs. While the Company was early to release its QmodemPro telecommunications software and its Wildcat!5 Net Server (the "WinServer") products for Windows 95, the products did not achieve the market acceptance that Mustang had expected and did not stem the decline in Mustang's revenues. Because of this and its decision to focus on products that are designed to facilitate interaction on the Internet, Mustang sold its Wildcat! WinServer, Wildcat! BBS and Off-Line Xpress BBS mail reader product lines to Santronics Software, Inc. of Homestead, Florida in November 1998. The Company publicly announced its new product strategy in April 1997 and released the initial versions of ListCaster, IMC and FileCenter from May 1997 through October 1997. While sales of these products have increased since their introduction, the Company has not derived sufficient revenues from these products to become profitable and has continued to incur losses. There can be no assurance that the Company will be able to profitably market IMC, any of its other products or any products it may develop in the future. Until the Company is able to generate sufficient revenues to offset costs and expenses, of which there can be no assurance, Mustang will continue to sustain losses.

      Before 1998, most of the Company's revenues were derived from its Wildcat! WinServer and BBS software. Beginning in the second quarter of 1997 and continuing throughout the year, Mustang changed its focus and launched new products designed to facilitate interaction on the Internet's World Wide Web. Mustang released the Business Edition of IMC in September 1997 and its core product, the Enterprise Edition, in February 1998. The future of the Company is dependent upon the acceptance by the market place of IMC and Mustang's ability to market this e-mail management solution successfully. IMC accounted for over 50 percent of the Company's net sales during 1998, but Mustang has only limited operating limited operating history with respect to this product. As a result of this, as well as the recent emergence of the commercial e-mail management market, the Company has neither internal nor industry-based historical financial data for a significant period upon which to project revenues or base planned operating expenses. Future operating results will depend on a variety of factors, including Mustang's ability to maintain or increase market demand for IMC and its other products and services, usage and acceptance of the Internet the introduction and acceptance of new, enhanced or alternative products or services by Mustang or its competitors. Other factors that could affect its operating results include Mustang's ability to anticipate and effectively adapt to a developing market and to rapidly changing technologies, general economic conditions, competition by existing and emerging competitors, software defects and other quality control problems and the mix of products and services sold.

      The purchase of the Enterprise Edition of IMC, the Company's core product, involves a significant commitment of customers' personnel and other resources. Furthermore, the cost of the software is typically only a small portion of the related hardware, development, training and integration costs associated with implementing a complete e-mail management solution. For these and other reasons, the sales cycle associated with the purchase of IMC is typically complex, lengthy and subject to a number of significant risks. Such risks include changes in customers' budgetary constraints and approval at senior levels of customers' organizations, over which the Company has no control. The Company's sales cycle can range from four to six months or more and varies substantially from customer to customer. Because of the lengthy sales cycle and the dependence of the Company's quarterly revenues upon a relatively small number of orders that represent large dollar amounts, the loss or delay of a single order could have a material adverse effect on the Company's business, financial condition and results of operations.

      Mustang's expense levels are based, in part, on its expectations as to future revenues and are not expected to decrease, at least in the short term. Further, Mustang may from time to time be forced by the competitive environment in which it competes to make tactical or strategic decisions that disrupt or reduce anticipated revenues. Moreover, during 1998, which was the first year that the Company achieved material revenues from IMC and its other Internet-directed products introduced during 1997, the Company observed a trend that a disproportionate percentage of the Company's net sales were generated during the last month of a quarter. As a result, a shortfall in sales in any quarter as compared to expectations may not be identifiable until the end of a quarter. Mustang may not be able to adjust its spending plan in a timely manner to compensate for any future revenue shortfall. Any significant shortfall in sales in relation to the Company's revenue expectations would have a material adverse impact on the Company's business, results of operations, financial condition and prospects.

      The following table presents unaudited selected financial data for each of the eight quarters in the period ended December 31, 1998.


                                    Year ended December 31,
                            1997                               1998
             First    Second    Third    Fourth   First    Second   Third    Fourth
             Quarter  Quarter   Quarter  Quarter  Quarter  Quarter  Quarter

Quarter
                              (In thousands, except per share data)
Summary of Operations:
Revenue      $  799    $458     $ 331    $  310   $  398   $  404   $  502   $  706
Gross profit    678     366       273       251      332      371      460      669
Operating
expenses        922     740       535      784       782      677      726      831
Loss from
operations     (244)   (374)     (262)    (533)     (450)    (307)    (266)    (162)
Net Loss       (217)   (357)     (249)    (517)     (444)    (303)    (263)    (147)
Net Loss per
common share   (.06)   (.11)     (.07)    (.15)     (.13)    (.09)    (.06)    (.04)

=======================================================================

Results of Operations:

      The following table sets forth, for the years ended December 31, 1996, 1997 and 1998, income statement data of the Company expressed in dollars and as a percentage of revenues and the percentage increase or decrease in the dollar amounts of such data in 1997 from 1996 and 1998 from 1997

                             Year ended December 31,
	                                                                 		      Percentage
     		                                                            		      Increase
                	                                                 		      (Decrease) in
     		           1996                     1997                      1998            Dollar Amounts
	           Amount        Percent of  Amount       Percent of  Amount      Percent of  1997      1996
        	                 Revenue                  Revenue                 Revenue     from      from
                   	                                                		      1998	1997
Revenue            $ 3,810,240   100.0%      $1,898,402   100.0%      $2,010,721  100.0%      (50.2%)   5.9%
Cost of
  Revenue              646,199    17.0%         330,828    17.4%         177,928    8.8%      (48.8%) (46.2%)
Gross profit         3,164,041    83.0%       1,567,574    82.6%       1,832,793   91.2%      (50.5%)  16.9%
- -------------------------------------------------------------------------------------------------------------------------------
Operating expenses:
   Research and
   development         980,413    25.7%         696,819    36.7%         611,990   30.4%      (28.9%) (12.2%)
   Selling and
   marketing         3,583,958    94.1%         930,426    49.0%         974,525   48.5%      (74.0%)   4.7%
   General and
   administrative    2,241,695   58.8%        1,353,486    71.3%       1,430,335   71.1%      (39.6%)   5.7%
- -------------------------------------------------------------------------------------------------------------------------------
   Loss from
  operations        (3,642,025) (95.6%)      (1,413,157)  (74.4%)     (1,184,057) (58.9%)      61.2%     16.2%
Other income, net      190,000    5.0%           73,284     3.9%          28,342    1.4%      (61.4%) (61.3%)
- -------------------------------------------------------------------------------------------------------------------------------
Loss before
provision for
income taxes        (3,452,025) (90.6%)      (1,339,873)  (70.6%)     (1,155,715) (57.5%)      61.2%     13.7%
Benefit (provision)
for income taxes          (800)   0.0%             (800)    0.0%            (800)   0.0%        0.0%      0.0%
- -------------------------------------------------------------------------------------------------------------------------------
Net Loss           $(3,452,825) (90.6%)     $(1,340,673)  (70.6%)     (1,156,515) (57.5%)      61.2%     13.7%
= =============================================================================================================

Comparison of Years Ended December 31, 1998 and 1997

      Revenues for the year ended December 31, 1998 were $2,010,721, an increase of $112,319 or 6% more than revenues for the year ended December 31, 1997. As a percentage of revenues by product category for the year 1998 versus 1997 showed the QmodemPro line at 5% and 15%, the Wildcat! line at 23 % and 77 %, the Web Essentials line at 68% and 5 %, and other products at 4% and 3%, respectively. The increase in revenues from the Web Essentials line was directly related to market acceptance on the IMC Enterprise Edition, which was released in February 1998.

      Gross profit for the year increased from $1,567,574 in 1997 to $1,832,793 in 1998, an increase as a percentage of revenues from 82.6 % in 1997 to 91.2 % in 1998.

      Research and development expenses decreased $84,829 in 1998 from 1997 and also decreased as a percentage of revenues from 36.7% in 1997 to 30.4% in 1998. The decrease in actual dollars spent is attributable to the headcount reduction in this department from 12 in 1997 to 11 in 1998. The decline in revenues accounted for the increase as a percentage of revenues. In an effort to improve its competitive position, the Company expects to invest a significant amount of its resources for the development of new products and product enhancements.

      Selling and marketing expenses for 1998 were $974,525, an increase of $44,099 over 1997, and decreased as a percentage of revenues from 49.0% in 1997 to 48.5% in 1998. The items primarily accounting for the increase in dollars were promotional costs and selling expenses. The increase in promotional costs was mainly due to the increase in trade shows attended in 1998 compared to 1997 and the selling expenses were larger because the IMC products typical customer and sales amounts warrants more face to face meetings to complete a sale.

      General and administrative expenses increased for 1998 over the previous year, from $1,353,486 in 1997 to $1,430,335 in 1998, but decreased as a percentage of revenue from 71.3% in 1997 to 71.1% in 1998. The items primarily accounting for the increase in dollars were insurance, legal expenses and travel. The minimal decrease as a percentage of revenues is attributable to the increase in revenues.

      Other income decreased $44,942 from $73,284 in 1997 to $28,342 in 1998 due to lower cash balances therefore less interest income.

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

      Gross profit for the year decreased from $3,164,041 in 1996 to $1,567,574 in 1997, a decrease as a percentage of revenues from 83.0% in 1996 to 82.6% in 1997.

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

      Selling and marketing expenses for 1997 were $930,426, a decrease of $2,653,532 over 1996, and they decreased as a percentage of revenues from 94.1% in 1996 to 49.0% in 1997. The items primarily accounting for the decrease were advertising and promotional costs for existing products and the launch of Wildcat! v.5 for Windows 95/NT in March 1996 were not incurred in 1997, a reduction in trade shows and the costs associated with them and the decrease in headcount from an average of 12 in 1996 to 7 in 1997.

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

Liquidity and Capital Resources

      The Company has financed its operations from the proceeds from the sale of its equity securities and cash flows from operations. Cash and short-term investment balances at December 31, 1998 were approximately $1,850,000, an increase of approximately $446,000 from December 31, 1997. The principal reasons for the increase in cash was the receipt of net proceeds aggregating approximately $1,700,000 from the sale of the Company's equity securities in a September 1998 private placement and a December 1998 offering under Regulation S of the Securities Act of 1933 offset by cash used in operating activities for 1998 of approximately $1,162,000.

      In the September 1998 private placement, the Company sold for gross proceeds of $1,500,000 an aggregate of 612,000 shares of its common stock, 5,246 shares of its Series A Convertible Preferred Stock (the "Series A Preferred Stock") and Warrants to purchase an aggregate of 180,000 shares of its common stock (the "Warrants"). In the December 1998 Regulation S transaction, the Company sold for gross proceeds of $250,000 an aggregate of 2,500 shares of its Series A Preferred Stock and Warrants to purchase 75,000 shares of its Common Stock.

      Subject to certain conditions and limitations, each share of Series A Preferred Stock is convertible into that number of shares of the Company's Common Stock which is determined by dividing $100 plus 5% per annum thereon from September 17, 1998 to the date of conversion, by the lower of

$1.75 per share or the "market price" per share at the time of conversion. The "market price" for purposes of conversion is 90% of the average of the four lowest closing bid prices of the Common Stock during the 10 day trading period immediately preceding the conversion date (the "Lookback Period"). The Lookback Period is increased by two trading days every month commencing on January 17, 1999 and continue to increase by two trading days every month thereafter that the Preferred Stock is outstanding until the Lookback Period equals a maximum of thirty trading days. If not earlier converted, the Preferred Stock will automatically convert into Common Stock on September 17, 2000. Subject to certain conditions and limitations, the Company has the right to force conversion by the holders of the Preferred Stock in the event the closing bid price of the Common Stock is equal to or greater than $2.8125, $3.28125 or $3.75. In such event, the Company may force conversion by the holder of up to 15% of the total number of shares of Series A Preferred Stock, up to a cumulative aggregate of 75% of the total number of shares of Series A Preferred Stock issued to the holders.

      For its services in the two transactions, the Company paid to the placement agent fees consisting of $65,000 cash, 29,480 shares of its common stock, 335 shares of its Series A Preferred Stock and Warrants to purchase an aggregate of 135,000 shares of common stock.

      The Company provided approximately $1,641,000 in financing activities in 1998 and used $50,500 in 1997. The primary financing activity in 1997 were payments on the Company's capital lease obligation, while in 1998 the primary financing activity consisted of the proceeds of the Company's Private Placement transactions.

      Mustang's distributors and direct purchasers are generally permitted a 30-day right to return to Mustang the software purchased by them. Although such returns are generally exchanged for other products or credited against future orders, Mustang may be required to accept major product returns for cash or a credit against accounts receivable. Moreover, the Company may on occasion grant more liberal rights of return to its distributors, particularly where new products or major upgrades are introduced and sales do not meet expectations. Product returns decreased from approximately $606,000 in 1997 to approximately $100,000 in 1998. The Company has reserved approximately $168,000 at December 31, 1998 for future returns and other collection issues, up from $160,000 so reserved at December 31, 1997. Although management believes that Mustang has provided adequate allowances for exchanges and returns, there can be no assurance that actual returns or exchanges will not exceed Mustang's allowances, particularly in connection with the introduction of new products or enhancements. Mustang intends to introduce new or enhanced products in the future. Such future product introductions may result in higher product returns and exchanges due to the risks inherent in the introduction of such products. Any product returns or exchanges in excess of recorded allowances could have a material adverse effect on Mustang's business, operating results and financial condition.

      Longer term cash requirements, other than normal operating expenses, are anticipated for development of new software products and enhancements of existing products, launching new products and enhancements, financing anticipated growth and the possible acquisition of businesses, software products or technologies complementary to the Company's business.

      The net proceeds remaining from the Company's September and December 1998 equity financings, current cash balances and cash flow from operations, are expected to be sufficient to meet the Company's working capital and capital expenditure requirements for at least the next 12 months.

Year 2000 Issue.

      Many currently installed computer systems and software products are coded to accept only two-digit entries in date code fields. Beginning in the year 2000, these date code fields will need to accept four-digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than a year, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Mustang designed IMC and its other products to be Year 2000 compliant and has completed a systematic effort to identify any Year 2000 compliance problems in the various components of its products. However, management also believes that it is not possible to determine with complete certainty that all Year 2000 problems affecting the Company's software products have been identified or corrected due to the complexity of these products and the fact that these products interact with other third party vendor products and operate on computer systems which are not under the Company's control.

      In addition to computers and related systems, the operation of office and facilities equipment, such as fax machines, photocopiers, telephone switches, security systems, elevators, and other common devices may be affected by the Year 2000 problem. The Company presently believes that its computers, office and facilities equipment are Year 2000 compliant, except for its telephone system. The Company has budgeted approximately $50,000 to upgrade its telephone system for Year 2000 compliance.

      The Company has limited or no control over the actions of third party suppliers. Thus, while the Company expects that it will be able to resolve any significant Year 2000 problems with these systems, there can be no assurance that these suppliers will resolve any or all Year 2000 problems with these systems before the occurrence of a material disruption to the business of the Company or any of its customers. Any failure of these third parties to resolve Year 2000 problems with these systems in a timely manner could have a material adverse effect on the Company's business, financial condition and results of operation.

      The Company expects to identify and resolve all Year 2000 problems that would materially adversely affect its business operations. However, management believes that it is not possible to determine with complete certainty that all Year 2000 problems affecting the Company have been identified or corrected. The number of devices that could be affected and the interactions among these devices are simply too numerous. In addition, one cannot accurately predict how many Year 2000 problem-related failures will occur or the severity, duration, or financial consequences of these perhaps inevitable failures. As a result, management expects that the Company could likely suffer a significant number of operational inconveniences and inefficiencies for the Company and its clients that may divert management's time and attention and financial and human resources from its ordinary business activities; and a lesser number of serious system failures that may require significant efforts by the Company or its clients to prevent or alleviate material business disruptions.

      The Company has not developed contingency plans. The
Company does not believe that the Year 2000 problem will have a material adverse effect on the Company's business or results of operations.

Item 7. Financial Statements

The following financial statements are filed as part of this Report:
                                                         Page
Report of Independent Public Accountants                       39
Balance Sheets as of December 31, 1997 and 1998                40
Statements of Operations for the Years Ended
  December 31, 1996, 1997 and 1998                             41
Statements of Shareholders' Equity for the
  Years Ended December 31, 1996,  1997 and 1998                42
Statements of Cash Flows for the Years Ended
  December 31, 1996,  1997 and 1998                            43
Notes to Financial Statements                                  44

Item 8. Changes In and Disagreements with Accountants on
Accounting and Financial Disclosure

Not applicable.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Mustang Software, Inc.:



      We have audited the accompanying balance sheets of Mustang Software, Inc. (a California corporation) as of December 31, 1997 and 1998, and the related statements of operations, shareholders' equity and cash flows for the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mustang Software, Inc. as of December 31, 1997 and 1998, and the results of its operations and its cash flows for the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP
Los Angeles, California

January 29, 1999

                   MUSTANG SOFTWARE, INC.
                       BALANCE SHEETS
                           ASSETS
                                                    December 31,
                                              1997           1998
CURRENT ASSETS:
  Cash and cash equivalents                   $  1,403,776   $  1,849,700
  Accounts receivable,
    net of allowance for
    doubtful accounts of $160,000 and
    $168,200 at December 31, 1997
    and 1998, respectively                           6,378        409,077
  Income taxes receivable                           97,004             --
  Inventories                                       99,915          9,196
  Prepaid expenses                                  28,215         19,660
- -----------------------------------------------------------------------
     Total current assets                        1,635,288      2,287,633
- -----------------------------------------------------------------------
PROPERTY AND EQUIPMENT:
  Property and equipment                         1,238,713      1,239,882
  Accumulated depreciation                        (527,279)      (647,027)
- -----------------------------------------------------------------------
     Net property and equipment                    711,434        592,855
- -----------------------------------------------------------------------
OTHER ASSETS:
  Capitalized software development
costs, net                                            4,083            --
Other                                                    --        11,183
- -----------------------------------------------------------------------
     Total other assets                               4,083        11,183
- -----------------------------------------------------------------------
                                               $  2,350,805   $ 2,891,671
= =======================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                             $    242,451   $   233,854
  Current portion of capital lease                   68,216         8,259
  Accrued payroll                                    55,000        62,000
  Accrued liabilities                                94,102        52,381
  Income taxes payable                                   --        99,776
  Accrued warranty and support                       45,000            --
  Deferred revenue                                   80,000       125,000
- -----------------------------------------------------------------------
     Total current liabilities                      584,769       581,270
- -----------------------------------------------------------------------
CAPITAL LEASE OBLIGATION, net of current portion    269,005       260,747
- -----------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (Note 7)
SHAREHOLDERS' EQUITY:
  Preferred stock, no par value:
    Authorized--10,000,000 shares
       7,956 issued and outstanding
       as of December 31, 1998                           --       730,229
  Common stock, no par value:
    Authorized--30,000,000 shares
        Issued and outstanding--
        3,392,728 and 4,098,845 shares
        at December 31,
        1997 and 1998, respectively               6,640,045     7,618,954
    Accumulated  deficit                         (5,143,014)   (6,299,529)
- -----------------------------------------------------------------------
     Total shareholders' equity                   1,497,031     2,049,654
- -----------------------------------------------------------------------
                                               $  2,350,805   $ 2,891,671
= =======================================================================
The  accompanying notes are an integral  part  of  these balance sheets.

                   MUSTANG SOFTWARE, INC.
                  STATEMENTS OF OPERATIONS

                                                    Year Ended December 31,
                                             1996             1997              1998
REVENUE                                      $  3,810,240     $   1,898,402     $  2,010,721
COSTS OF REVENUE                                  646,199           330,828          177,928
- ------------------------------------------------------------------------------------------
     Gross profit                               3,164,041         1,567,574        1,832,793
- ------------------------------------------------------------------------------------------
OPERATING EXPENSES:
  Research and development                        980,413           696,819          611,990
  Selling and marketing                         3,583,958           930,426          974,525
  General and administrative                    2,241,695         1,353,486        1,430,335
- ------------------------------------------------------------------------------------------
     Total operating expenses                   6,806,066         2,980,731        3,016,850
- ------------------------------------------------------------------------------------------
  Loss from operations                        (3,642,025)        (1,413,157)      (1,184,057)
- ------------------------------------------------------------------------------------------
OTHER INCOME (EXPENSE):
  Interest expense                                (42,663)          (36,585)         (30,294)
  Interest income                                 252,620           104,235           61,048
  Other                                           (19,957)            5,634           (2,412)
- -------------------------------------------------------------------------------------------
     Total other income (expense)                 190,000            73,284           28,342
- -------------------------------------------------------------------------------------------
  Loss before provision for income taxes       (3,452,025)       (1,339,873)      (1,155,715)
PROVISION FOR INCOME TAXES                            800               800              800
- -------------------------------------------------------------------------------------------
NET LOSS                                     $ (3,452,825)    $  (1,340,673)    $  (1,156,515)
= ==============================================================================================
NET LOSS PER COMMON SHARE-BASIC AND DILUTED  $         (1.03) $           (.40) $           (.31)
= ==============================================================================================
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
  -  BASIC  AND DILUTED                          3,360,245        3,383,771         3,707,334
= ==============================================================================================

The accompanying  notes  are  an  integral  part  of  these financial statements

                   MUSTANG SOFTWARE, INC.
             STATEMENTS OF SHAREHOLDERS' EQUITY

                                 Preferred Stock            Common Stock          Accumulated
                                 Shares    Amount         Shares     Amount        Deficit        Total

BALANCE, December 31, 1995          --              --   3,356,300  $ 6,598,632   $    (349,516)  $ 6,249,116
  Exercise of stock options         --              --       2,300        5,750              --         5,750
  Issuance of stock, ESPP           --              --      16,367       24,340              --        24,340
  Net loss                          --              --          --           --      (3,452,825)   (3,452,825)
- -----------------------------------------------------------------------------------------------------------
BALANCE, December 31, 1996          --              --   3,374,967    6,628,722      (3,802,341)    2,826,381
  Exercise of stock options         --              --          --           --              --            --
  Issuance of stock, ESPP           --              --      17,761       11,323              --        11,323
  Net loss                          --              --         --            --      (1,340,673)   (1,340,673)
- -----------------------------------------------------------------------------------------------------------
BALANCE, December 31, 1997          --              --   3,392,728    6,640,045      (5,143,014)    1,497,031
  Exercise of stock options         --              --      57,716       69,424              --        69,424
  Issuance of stock, ESPP           --              --       6,921        7,354              --         7,354
  Issuance of stock,
    net of offering cost
     of approximately $73,000       --              --     641,480      902,131              --       902,131
  Issuance of stock,
    net of offering cost
     of approximately $44,000    7,956         730,229          --           --              --       730,229
  Net loss                          --              --          --           --      (1,156,515)   (1,156,515)
- -----------------------------------------------------------------------------------------------------------
BALANCE, December 31, 1998       7,956     $   730,229    4,098,845  $7,618,954    $ (6,299,529)  $ 2,049,654
= ===========================================================================================================

The   accompanying  notes  are  an  integral  part  of  these
financial statements.

                   MUSTANG SOFTWARE, INC.
                  STATEMENTS OF CASH FLOWS


                                               Year Ended December 31,
                                         1996             1997            1998

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                               $  (3,452,825)  $  (1,340,673)   $ (1,156,515)
  Adjustments to reconcile net
    loss to net cash provided (used) by
    operating activities:
    Depreciation and amortization              196,176         150,485         141,732
    Loss (gain)0 on sale of property
     and equipment                              19,958          (5,635)          2,412
    Provision for losses on accounts
     receivable                                (25,000)             --           8,200
    Changes in assets and liabilities:
     Accounts receivable                       313,645          57,152        (410,899)
     Inventories                                 2,350         128,220          90,719
     Prepaid expenses                          (26,555)         27,285           8,555
     Other assets                               19,182           1,300            (100)
     Accounts payable                          115,667        (554,600)         (8,597)
     Accrued payroll                            (3,929)        (40,000)          7,000
     Accrued liabilities                         9,390         (35,717)        (41,721)
     Income taxes receivable/payable           230,800         138,136         196,780
     Accrued warranty and support                   --              --         (45,000)
     Deferred revenue                           (8,500)             --          45,000
- ------------------------------------------------------------------------------------
     Net cash used by operating activities  (2,609,641)      (1,474,047)    (1,162,434)
- ------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of property
     and equipment                               9,400            8,107             --
    Purchases of property and
     equipment                                 (68,965)             --         (32,565)
    Net change in investments                1,000,000              --              --
- ------------------------------------------------------------------------------------
    Net cash provided (used)
      by investing activities                  940,435            8,107        (32,565)
- ------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from issuance of stock         30,090           11,323      1,709,138
      Payments on capital lease obligation     (56,057)         (61,838)       (68,215)
- ------------------------------------------------------------------------------------
     Net cash provided (used)
     by financing activities                   (25,967)         (50,515)     1,640,923
- ------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS                (1,695,173)      (1,516,455)       445,924
CASH AND CASH EQUIVALENTS,
   beginning of year                         4,615,404        2,920,231      1,403,776
- ------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS,
   end of year                           $   2,920,231   $    1,403,776   $  1,849,700
= ====================================================================================

SUPPLEMENTAL DISCLOSURES:
  Interest paid                          $      42,663   $       36,585   $     30,294
  Taxes paid                             $         800   $          800   $        800

The   accompanying  notes  are  an  integral  part  of  these
financial statements.

                   MUSTANG SOFTWARE, INC.
                NOTES TO FINANCIAL STATEMENTS

1.  Line of Business

      Mustang Software, Inc. ("MSI" or the "Company") is an internet software company that designs, develops, markets and supports software for the personal computer. Similar to most companies in this line of business, the Company's products are subject to rapid technological change. Because of technological changes, the Company continuously needs to expend resources to develop new software. In September and December 1998, the Company completed a private placement resulting in net proceeds of approximately $1,600,000. The Company has incurred loss from operations and, for the last 4 years, operations have not generated cash. The Company has taken measures to reduce costs and believe its newer products will increase revenue. There is no assurance that these efforts will produce results to provide the Company with needed liquidity.

2.  Summary of Significant Accounting Policies

a.  Revenue Recognition

      In October 1997, the American Institute of Certified Public Accountants issued Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"),which supersedes Statement of Position 91-1, "Software Revenue Recognition. "SOP 97-2, and amendments thereto, provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions and is effective for transactions entered into in years beginning after December15, 1997. The Company adopted SOP 97-2 for all transactions on or after January 1, 1998.

      In accordance with SOP 97-2, the Company recognizes development license revenue from the licensing of source code for the Company's standard products upon shipment and customer acceptance of the source code if no significant modification or customization of the software is required and collection of the resulting receivable is probable. If modification or customization is essential to the functionality of the software, revenue is recognized over the course of the modification work or deferred until the modification is complete. Recurring licensing revenues are recognized when due from the Company's OEM customers based on the number of products shipped incorporating the Company's technology. In certain cases, the fixed or determinable portion of the recurring licensing fee is recognized as revenue upon delivery and customer acceptance of the underlying technology.

      The Company also enters into engineering services contracts with OEMs to adapt the Company's software and supporting electronics to specific OEM requirements. Revenue on such contracts is recognized over the course of the development work on a percentage-of-completion basis. The Company provides for any anticipated losses on such contracts in the period in which such losses are first determinable. Maintenance revenues are recognized ratably over the term of the maintenance contract.

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

d.  Software Development Costs

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

      Amortization of capitalized software development costs is provided over an economic life of 36-60 months.
Amortization expense was $17,000, $1,400 and $1,300 for the years ended December 31, 1996, 1997 and 1998, respectively.

e.  Warranties

      The Company provides a warranty of 30 days. A provision for warranty expense is recorded at the time of shipment. To date, the Company has not experienced any significant warranty claims.

f.  Property and Equipment


      Property and equipment consists of the following:
                                             December 31,
                                          1997        1998
Building                              $ 552,000    $552,000
Vehicles                                 11,149      11,149
Office Equipment                        118,191     121,174
Show Displays                            99,585      99,585
Leasehold Improvements                   18,945      18,945
Computer Equipment                      438,843     437,029
- - -------------------------------------------------------
                                      1,238,713   1,239,882

Less--Accumulated depreciation         (527,279)   (647,027)
- - -------------------------------------------------------
Net Property and Equipment           $  711,434  $  592,855
= = =======================================================


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

g.  Statement of Cash Flows

      The Company prepares its statement of cash flows using the indirect method as defined under Statement of Financial
Accounting Standards (SFAS) No.  95, "Statement of Cash
Flows."

h.  Net Loss Per Common Share

      For all periods presented per share information was computed pursuant to the provisions of SFAS No. 128. Net loss per common share - basic for the years ended
December 31, 1996, 1997 and 1998 is based on the weighted
average number of common shares outstanding.    Net loss per
common shares - dilutive also include the effect of common shares contingently issueable from options and warrants (in periods which they have a dilutive effect) using the Treasury Stock method. Stock options are common stock equivalents, but they are excluded in the computation of loss per share - dilutive in fiscal year 1996, 1997 and 1998 because they are anti-dilutive.

i.  Income Taxes

      The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109), under which deferred assets and liabilities are provided on differences between financial reporting and taxable income using enacted tax rates.

j. Reclassifications

      Certain reclassifications have been made to prior year's amounts to conform to the current year's presentation.

k. Use of Estimates in the Preparation of Financial
Statements

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

      The shareholders incurred debt of approximately $822,000 to purchase the facility. The Company has guaranteed all of this debt. In the event of default by the shareholders under the loan agreement covering $372,000 of this debt, the lender thereunder may exercise an assignment of the shareholders' interest as landlord in a contingent 20-year lease previously signed by the Company as tenant for the facility. This contingent lease provides for a monthly rent of $6,200 and supersedes the current lease in the event of any such assignment. The lease has been accounted for as a capital lease (see Note 8).

4.  Income Taxes

      Under SFAS 109, deferred tax assets or liabilities are computed based on the temporary differences between financial statement and income tax bases of assets and liabilities using the enacted marginal income tax rate in effect for the year in which the differences are expected to reverse. Deferred income tax expenses or credits are based on the changes in the deferred income tax assets or liabilities from period to period. The income tax expense for 1996, 1997 and 1998, is limited to minimum tax amounts due for each year due to the Company's operating losses. At December 31, 1998, the Company has net operating loss carryforwards available of approximately $5,000,000 and $3,000,000 of Federal and State, respectively, which will expire through the fiscal year 2013. The use of net operating loss carryforward would be restricted if Company has significant change in ownership as defined by the Internal Revenue Code.

      The provision for income taxes is comprised of the following components:

                                       Year Ended December 31,
                                        1996       1997     1998
Current:
  Federal                               $  --      $  --    $  --
  State                                   800        800      800
Deferred:
  Federal                                  --         --       --
  State                                    --         --       --
- ----------------------------------------------------------------
Provision  for income taxes             $ 800      $ 800    $ 800
= ================================================================

The approximate tax effect of temporary differences which gave rise to significant deferred tax liabilities and assets are as follows:

                                      Year Ended December 31,
                                1996           1997           1998
Depreciation and amortization   $    (63,500)  $    (21,500)  $  (42,700)
Research and development credits     305,000        351,000      351,000
Reserves                             271,000        113,500       71,500
Accrued liabilities                   73,000         61,200       62,600
NOL carryforward                   1,122,000      1,350,000    1,900,000
Other                                116,500         (6,200)       2,600
- ----------------------------------------------------------------------
Deferred tax asset                 1,824,000      1,848,000    2,345,000
Valuation allowance               (1,824,000)    (1,848,000)  (2,345,000)
- ----------------------------------------------------------------------
Net deferred tax asset          $        --    $         -- $         --
= ======================================================================

Due to a limited history of earnings, a valuation reserve was recorded in 1996, 1997 and 1998.


5.Common and Preferred Stock Private Placements

         During 1997, the FASB issued SFAS No. 129,
"Disclosures of Information about Capital Structure," which requires the Company to disclose the pertinent rights and privileges of its securities outstanding. The following is disclosed pursuant to the requirements of SFAS No. 129.

      During 1998, the Company consummated private placements of common stock and Series A Preferred Stock. In the September 1998 private placement, the Company sold for gross proceeds of $1,500,000 an aggregate of 612,000 shares of its common stock, 5,246 shares of its Series A Convertible Preferred Stock (the "Series A Preferred Stock") and Warrants to purchase an aggregate of 180,000 shares of its common stock (the "Warrants"). In the December 1998 Regulation S transaction, the Company sold for gross proceeds of $250,000 an aggregate of 2,500 shares of its Series A Preferred Stock and Warrants to purchase of 75,000 shares of its Common Stock.
      Subject to certain conditions and limitations, each share of Series A Preferred Stock is convertible into that number of shares of the Company's Common Stock which is determined by dividing $100 plus 5% per annum thereon from September 17, 1998 to the date of conversion, by the lower of $1.75 per share or the "market price" per share at the time of conversion. The "market price" for purposes of conversion is 90% of the average of the four lowest closing bid prices of the Common Stock during the 10 day trading period immediately preceding the conversion date (the "Lookback Period"). The Lookback Period is increased by two trading days every month commencing on January 17, 1999 and continue to increase by two trading days every month thereafter that the Preferred Stock is outstanding until the Lookback Period equals a maximum of thirty trading days. If not earlier converted, the Preferred Stock will automatically convert into Common Stock on September 17, 2000. Subject to certain conditions and limitations, the Company has the right to force conversion by the holders of the Preferred Stock in the event the closing bid price of the Common Stock is equal to or greater than $2.8125, $3.28125 or $3.75. In such event, the Company may force conversion by the holder of up to 15% of the total number of shares of Series A Preferred Stock, up to a cumulative aggregate of 75% of the total number of shares of Series A Preferred Stock issued to the holders.
      For its services in the two transactions, the Company paid to the placement agent fees consisting of $65,000 cash, 29,480 shares of its common stock, 335 shares of its Series A Preferred Stock and Warrants to purchase an aggregate of 135,000 shares of common stock.

6.  Stock Warrants and Stock Options

      In 1995, the Company sold to the representatives of the underwriters warrants to purchase 125,000 shares of common stock for $125. The warrants are exercisable for a period of four years commencing April 5, 1996 at an exercise price of $7.80.

         The Company adopted a stock option plan in 1994
(the 1994 Stock Option Plan). Incentive and nonqualified options under this plan may be granted to employees, officers and consultants of the Company. There are 850,000 shares of common stock reserved for issuance under this plan. The exercise prices of the options are determined by the Board of Directors, but may not be less than 100% of the fair market value on the date of grant. Options generally become exercisable over three years.

      In October 1995, the FASB issued Statement No. 123
"Accounting for Stock-Based Compensation."   Had the company
applied the fair-value based method of accounting which is not required, under statement 123, compensation expense from its plans would have had the effects of increasing the 1996, 1997 and 1998 net loss to the proforma amounts of $3,684,381, $1,682,414 and 1,500,541 respectively, with corresponding proforma loss per share of 1.10, .50 and .40 respectively. These proforma amounts were determined by estimating the fair value of each option on its grant date using the Black-Scholes option-pricing model. Assumptions of no dividend yield, 5.40% - 6.50% for risk free interest rate, 5 to 6 years expected life and expected rate of volatility of 69.79%, 100% and 100% in 1996, 1997 and 1998, respectively, were applied to all grants for each year presented. The weighted average fair value at grant date for the options granted during 1996, 1997, and 1998 was $1.99, $.64 and $1.35 per option, respectively.

      Information with respect to the stock option plan is summarized below:

                                                Outstanding Stock Options
                                       Number of  Weighted Avg.    Price Per      Aggregate
                                         Shares   Exercise Price   Share          Price

Balance, December 31, 1995             218,850    4.45             2.50 - 7.75    974,500

  Options granted                      222,380    3.49             1.25 - 5.50    775,750
  Options canceled                     (79,500)   5.02             2.13 - 4.75   (398,813)
  Options exercised                     (2,300)   2.50                    2.50     (5,750)
- ---------------------------------------------------------------------------------------
Balance, December 31, 1996             359,430    3.74             1.25 - 7.75  1,345,687

  Options revalued - canceled         (300,550)   4.06             2.13 - 7.75 (1,221,688)
  Options revalued - granted           300,550    1.31                    1.31    394,472
  Options granted                      235,900    1.34              .75 - 1.50    316,488
  Options canceled                     (65,300)   1.32             1.31 - 1.50    (86,106)
  Options exercised                         --      --                      --         --
- ---------------------------------------------------------------------------------------
Balance, December 31, 1997             530,030    1.41              .75 - 7.75    748,853

  Options granted                      264,000    1.75                    1.75    462,000
  Options canceled                    (113,950)   1.40              .75 - 1.88   (159,331)
  Options exercised                    (57,716)   1.20              .75 - 1.31    (69,424)
- ---------------------------------------------------------------------------------------
Balance, December 31, 1998             622,364    1.58              .75 - 1.88   $982,098
= =======================================================================================




At December 31, 1998, 294,907 options were exercisable.

The following table summarizes information about options outstanding at December 31, 1998:

              Options Outstanding                 Options Exercisable
              Number       Weighted    Weighted   Number      Weighted
Range of      Outstanding  Avg.        Avg.       Exercisable Avg.
Exercise      at           Remaining   Exercise   at          Exercise
Price         12/31/98     Contractual Price      12/31/98    Price
                           Life
$1.13 - 1.50  340,184      7.9 years   $ 1.33     233,954     1.32
$1.75 - 1.75  255,300      9.5 years   $ 1.75      34,073     1.75
$3.13 - 3.13   26,880      7.6 years   $ 3.13      26,880     3.13
- -----------------------------------------------------------------
$1.13 - 3.13  622,364      8.5 years   $ 1.58     294,907     1.53
= =================================================================


7.  Employee Stock Purchase Plan

         On July 10, 1995, the Board of Directors approved 50,000 shares of the Company's Common Stock to be included in the Employee Stock Purchase Plan (ESPP). On April 18, 1998 the Board of Directors added 50,000 shares of the Company's Common Stock to the ESPP. As of December 31, 1998, the Company has issued 41,049 shares of common stock.

8.  Commitments and Contingencies

      The Company leases an office facility under a capital lease from its principal shareholders (see Note 3) and certain equipment under operating leases. The shareholders purchased the facility primarily through the issuance of debt that the Company guaranteed. In addition (as discussed in Note 3), one of the lenders obtained, as additional security, an assignment of the shareholders' interest as landlord in a contingent 20-year lease previously signed by the Company. This contingent lease provides for a monthly rent of $6,200 and supersedes the current lease in the event of a default. The lease has been accounted for as a capital lease, because the Company guarantee was required to obtain the debt, the Company has guaranteed all of the debt related to the facility and over ninety percent of the purchase price was financed. The Company's future minimum rental commitments under these leases and the discounted present value of the capital lease obligation (at 10 percent) at December 31, 1998 are summarized as follows:

Office Facility (see Note 3)
                                   Building   Land
1999                                  34,000     40,000
2000                                  34,000     40,000
2001                                  34,000     40,000
2002                                  34,000     40,000
2003                                  34,000     40,000
Thereafter                           351,000    400,000
- -----------------------------------------------------
                                     521,000  $ 600,000
                                              =========
Less--Portion representing interest  252,000
- ------------------------------------------
                                     269,000
Less--Current portion                  8,300
- ------------------------------------------
                                   $ 260,700
= ==========================================

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

9.  Profit-Sharing Plan

      The Company has a Profit-Sharing Plan (the "Plan") which covers most full-time employees. Contributions to the Plan are made at the discretion of the Board of Directors. The Company did not make any contributions for the years ended December 31, 1996, 1997 and 1998.

      In 1998, the Financial Accounting Standards Board issued SFAS No. 132 "Employers' Disclosure about Pensions and Other Postretirement Benefits." SFAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of these plans, but it does standardize the disclosure requirements for pensions and other postretirement benefits to the extent practicable. The Company adopted SFAS No. 132 in 1998 and its adoption did not have a material impact on the Company's disclosures.

10. Sale of Product Lines
      In November 1998, the Company sold its Wildcat!
Interactive Net Server, Wildcat! BBS and off-line Xpress BBS mail reader product lines (the product lines) and any associated inventory and intangible assets (the assets) to Santronics Software, Inc. (Santronics).

      Under the terms of the agreement, Santronics has assumed ownership and responsibility for the sale and support of the product lines.

Part III

Item 9.   Directors, Executive Officers, Promoters and
Control Persons; Compliance with Section 16(a) of the
Exchange Act

Executive Officers and Directors. The directors and executive officers of the Company are as follows:

     Executive Officers and Directors. The directors and executive officers of the Company are as follows:


Name                         Age  Position                  Director Since
James A. Harrer              40   President, Chief          1988
                                  Executive Officer and
                                  Chairman of the Board

Christopher B. Rechtsteiner  28   Executive Vice President

Scott Hunter                 31   Vice President            1995
                                  Engineering, Chief
                                  Technical Officer and
                                  Director

Donald M. Leonard            36   Vice President Finance,   1997
                                  Chief Financial Officer
                                  and Director
Stanley  A. Hirschman (1)    52   Director                  1995

Michael S. Noling     (1)    60   Director                  1995

___________

(1)  Member of Audit Committee.

      James A. Harrer founded the Company's business in January 1986 and has served the Company in various positions and currently serves as its President and Chief Executive Officer. He was the primary visionary in developing Mustang's Internet Message Center, FileCenter and ListCaster. In addition to his duties, he oversees the Customer Advisory Board and Professional Services division of the company. Mr. Harrer has over 15 years of experience in product development, user interface design and software sales and marketing.

      Christopher B. Rechtsteiner, joined the Company in

November 1997 as Vice President, Business Development & Strategic Planning. He was promoted to Executive Vice President in October 1998. Mr. Rechtsteiner is responsible for strategic planning and development of the Internet Message Center product line in the Customer Management and Electronic Commerce markets. In November 1998, Mr. Rechtsteiner was promoted to Executive Vice President of the Company, responsible for overseeing the sales and marketing efforts of the Company. From January 1997 to October 1997, Mr. Rechtsteiner served as Senior Manager, Market Research & Business Development for the Electronic Commerce Division of Rockwell International. From October 1993 to January 1997, Mr. Rechtsteiner served as Manager, Market Research and Manager, Business Analysis for Network Services and Product Management Business Units, respectively, of Ameritech.

      C. Scott Hunter joined the Company in June 1988 and has served as the Company's Vice President Engineering since August 1991 and became Chief Technical Officer in April, 1996. Mr. Hunter became a director of the Company upon completion of the Company's initial public offering in April 1995. He is responsible for the coordination of new products under development as well as normal software maintenance.
Mr. Hunter became the lead programmer on Wildcat! after the release of Wildcat! 3 and is also the lead programmer on QmodemPro for Windows. Mr. Hunter obtained a BS in Computer Science and a minor in economics from California State University - Bakersfield in 1996.

      Donald M. Leonard has served as the Company's Vice President Finance and Chief Financial Officer since June 1993. Mr. Leonard is responsible for the Company's financial matters and tax strategies, and supervises the development of Mustang's custom internal accounting and customer database system. From January 1991 to June 1993, Mr. Leonard served as a manager in audit and tax at Kenneth E. Rhodes & Co., a Bakersfield accounting firm, where he was responsible for a portion of the client base and supervised the firm's computer operations. From April 1988 to January 1991, he was employed by Rohmiller, Brown, Rhodes & Co., and from January 1985 to April 1988, he was employed by Brown, Waits and Armstrong, both Bakersfield accounting firms. Mr. Leonard obtained a BS in Accounting at California State University in Bakersfield in 1987 and is a Certified Public Accountant. Mr. Leonard became a director of the Company in April of 1997.

      Stanley A. Hirschman became a director of the Company upon completion of the Company's initial public offering in April 1995. Mr. Hirschman is currently President of Cpointe Associates, Inc., a management consulting firm specializing in solutions for emerging companies with technology based products. His clients have included ICG Netcom (now Mindspring Enterprises), SBC Wireless, Northern Telecom (Nortel) and Babbage's Etc. Previously, Mr. Hirschman was Vice President-Store Operations, of Software Etc., Inc. from

1989 until 1996, responsible for 390 retail locations. Prior to that he held senior management positions with T.J.Maxx, The Gap and Banana Republic. He has served on various industry committees and the advisory boards for the Salvation Army. Mr. Herschman is an active board member, utilizing his extensive management background helping Mustang Software management focus on the re-positioning efforts into the internet sector. He is a significant participant in the Company's strategic planning efforts and serves on the Compensation and Audit Committees.

      Michael S. Noling, director of the Company since May 1995, is the Chairman of the Audit Committee and became the Company's Secretary in November 1996. In October 1998, Mr. Noling joined the Board and was elected Board Chair of Motion Engineering, Inc., a privately held Santa Barbara company. MEI is a leading supplier of PC-based motion control software and circuit boards that control electric motors in precision machinery. Noling also chairs the Motion Engineering Compensation and Audit Committees. Since December 1996, Mr. Noling has served on the board of directors of Transoft Technologies Corporation, a privately held Santa Barbara company and leading supplier of Fibre Channel Storage Area Network (SAN) software and systems for the visual computing and enterprise networking markets. Noling chairs the Audit Committee and is Secretary of the company. Mr. Noling has served as Chair of the Board of Centric Software, Inc., a privately held Los Gatos company since December 1995. CSI designs and markets Virtual Product Development Management software for driving product innovation. He also chairs the Centric Compensation and Audit Committees. Mr. Noling joined Wavefront Technologies as President and Chief Executive Officer in September 1993 and was a member of the Board of Directors. During the next two years Wavefront acquired a French software company, TDI, and completed an IPO and subsequent secondary stock offering, trading on the Nasdaq as WAVE. In June 1995, Silicon Graphics completed the acquisition of Wavefront Technologies and Alias Research to form a combined software company, Alias/Wavefront. Mr. Noling served as a consultant to the new company until December, 1996, when he retired. Previously, Mr. Noling was Executive Vice President and Chief Financial Officer for Applied Magnetics Corporation, a global high technology computer component supplier listed on the New York Stock Exchange. Prior to joining Applied Magnetics Corporation in March 1991, Mr. Noling was a managing partner with Andersen Consulting, where he had extensive experience in key operating and financial positions. Andersen Consulting is one of the world's leading systems integration and software firms, and is a business unit of Arthur Andersen & Co., S.C. Mr. Noling served as a White House Fellow for one year in the U.S. Office of Management and Budget (OMB). He received a BS in Engineering and a MBA from the University of Wisconsin - Madison. Mr. Noling holds a CPA certificate. Mike is a founding member and past President of the Santa Barbara

Region Economic Community Project. The ECP is focused on increasing the economic vitality and quality of life in Santa Barbara through retention and growth of core high technology businesses. Noling is President of the Santa Barbara Region Chamber of Commerce Board and a member of the United Way Board.

      No family relationships exist between any of the executive officers or directors of the Company.

      Key Employee. In addition to its executive officers, the Company also considers Greg Hewgill key to its operations. Mr. Hewgill has served as a Senior Engineer of the Company since June 1992. Mr. Hewgill is a member of Mustang's product development team and leads the Company's development team for Internet products. From January 1990 to January 1992, Mr. Hewgill was employed by Technique Computer Systems, a software development company, and was a principal force in the co-development of many of the Company's early products. Mr. Hewgill obtained a BS in Mathematics and Computer Science in 1992 from the University of Victoria in British Columbia, Canada.

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

      The Company believes, based solely on a review of the copies of such reports furnished to the Company, that each report required of the Company's executive officers, directors and 10% or greater shareholders was duly and timely filed during the year ended December 31, 1998, except for the Report on Form 3 of Christopher B. Rechtsteiner which was filed late.

Item 10. Executive Compensation

      The following table sets forth all compensation paid by the Company during 1996, 1997 and 1998 to its Chief Executive Officer and its other executive officers whose annual salary and bonus were in excess of $100,000 during 1998 (the "Named Executives"):

                         Annual Compensation                  Long term Compensation
Name and Principal       Year   Salary    Bonus(1)  Other(2)  Securities    All
Other
Positions                                                     Underlying    Compensation(4)
                                                              Options(#)(3)
James A. Harrer          1998   $158,100  $0        $0        100,000       $ 8,388
President and CEO        1997   $144,550  $0        $0              0       $ 9,416
                         1996   $151,050  $0        $0              0       $10,254

C. Scott Hunter          1998   $112,500  $0        $0         40,000       $ 1,612
Vice  President   of     1997   $108,450  $0        $0         66,500(5)    $ 1,630
                         1996   $106,200  $0        $0          7,500       $ 1,658
_________

      (1)Includes a cash contribution by the Company to a 401(k) profit sharing plan paid in 1996, 1997 and 1998 on behalf of such officer for 1995, 1996 and 1997, respectively.

      (2)Consists of an automobile allowance paid by the Company.

      (3)Consists of shares of Common Stock issuable upon exercise of options granted under Mustang's 1994 Incentive and Nonstatutory Stock Option Plan (the "Stock Option Plan"). Options vest over 36 months, commencing from the date of grant.

      (4)Consists of life and health insurance premiums paid by the Company.

      (5)Consists of repriced options granted under Mustang's Stock Option Plan that were issued in replacement of all earlier options granted to Mr. Hunter under the Stock Option Plan. The Options vest at their original vesting schedules, except that no options (including vested options) were exercisable earlier than one year from the date of the grant of the repriced options.

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

      The following table provides certain information regarding stock option grants made the Named Executives during 1998:

              OPTION GRANTS IN LAST FISCAL YEAR
                 Number of    Percent of
                 Securities   Total Options
                 Underlying   Granted to     Exercise  Expiration
                 Options      Employees      Price     Date
Name             Granted (#)  in 1998        ($/Sh)
James A. Harrer  100,000      37.9%          $1.75     7/24/08

C. Scott Hunter   40,000      15.2%          $1.75     7/24/08


__________

      The following table provides certain information concerning options exercised by the Named Executives during, and the Named Executives' unexercised options at, December
31, 1998:

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FY-END OPTION VALUES

                                              Number of Shares            Value of
                                              Underlying                  Unexercised In-
                                              Unexercised                 the-Money Options
                                              Options at                  at December 31,
                                              December 31, 1998           1998(1)

                 Shares          Value        Exercisable  Unexercisable  Exercisable  Unexercisable
Name             acquired        realized(2)
                 on exercise (#)
James A. Harrer        0                0     13,889       86,111         $

13,889     $ 86,111
C. Scott Hunter   10,433         $  9,781     59,123       36,943         $  82,559    $ 38,037
__________

      (1) Based on the difference between $2.75 (the closing bid price of the Common Stock on December 31, 1998 as reported on The Nasdaq SmallCap Market) and the applicable exercise prices.

      (2) Based on the difference between the closing bid price of the Common Stock on the date of exercises as reported on The Nasdaq SmallCap Market) and the applicable exercise prices.

Compensation of Directors

      The Company pays its outside directors $1,000 for each board meeting attended and reimburses them for reasonable expenses incurred in attending meetings. Upon becoming a director each of the Company's outside directors was granted stock options to purchase 5,000 shares of Common Stock from the Company 1994 Incentive Stock Option Plan and Nonstatutory Stock Option Plan (the "Stock Option Plan"), exercisable at the fair market value per share on the date of grant. These options originally vested in three equal annual installments, commencing one year from the date of grant. In January 1997, each outside director received, in lieu of an equivalent number of options theretofore held by such director, repriced options exercisable at $0.25 per share above the closing price on the date the repriced options were granted. These repriced options were granted subject to a new vesting period beginning on the date of the grant of the repriced options. In January 1998, the option vesting was modified as to unvested options to permit such options to vest quarterly over a two-year period, commencing in January 1998.

      In January 1998 and 1999, each outside director was granted options to purchase 15,000 shares of Common Stock. These options are exercisable from date of the respective director's anniversary of becoming a director next following the date the options were granted at the lower of the fair market value on the date grant or such anniversary date.

Item 11.  Security Ownership of Certain Beneficial Owners and
Management.

      The following table sets forth as of March 17, 1999 information regarding the beneficial ownership of the Company's Common Stock by (i) each person known by the Company to be the beneficial owner of more than five percent of the outstanding shares of Common Stock, (ii) each of the directors of the Company beneficially owning Common Stock,
(iii) each of the Named Executives listed in the Summary

Compensation Table in Item 10, and (iv) the executive officers and directors of the Company as a group.

                                     Common Stock
                                  Beneficially owned
Name of beneficial owner or       Number     Percent
identity of group
  James A. Harrer                 707,450    17.0%
  C. Scott Hunter                  23,979      .6%
  Richard J. Heming               260,000     6.3%
  The Cuttyhunk Fund Limited      274,728     6.5%
  Canal Ltd                       274,841     6.5%

  All executive officers and
  directors as a group            850,351    19.8%
   (6) persons
__________

      (1) Includes any shares purchasable upon exercise of options exercisable within 60 days of March 17, 1999 and any shares of Common Stock issuable upon conversion of the Company's Series A Preferred Stock assuming such preferred Stock was fully converted at March 17, 1999.

Item 12.  Relationships and  Related Transactions

      The Company leased its executive offices and sales, marketing and production facilities from Messrs. Harrer and Heming pursuant to a lease that commenced on December 1, 1993 and expired on November 30, 1998. The Company continues to occupy the premise pursuant to the terms of that lease , but on a month to month basis. The Company pays a monthly base rent of $13,458. The Company believes that this lease was on terms no less favorable than those that could have been obtained from an unaffiliated third party are, and that the rent is comparable to that for similar facilities in the area. Messrs. Harrer and Heming incurred debt in the aggregate amount of $822,000, following two loans in the respective original principal amounts of $450,000 and $372,000, to purchase said facilities. Monthly payments of Messrs. Harrer and Heming under these two loans equal approximately $4,500 and $2,900, respectively. The Company has guaranteed all of this debt and has subordinated its leasehold interest in the facilities to the lenders. In addition, in the event of a default by Messrs. Harrer and Heming under the loan agreement covering $372,000 of this debt, the lender thereunder may exercise an assignment from Messrs. Harrer and Heming of their interest as landlord in a contingent 20-year lease, previously signed by the Company as tenant, for such facilities. In that event, this contingent lease provides for a monthly rent of $6,200, would supersede the current lease, and would obligate the Company to pay such rent through November 2013.

Item 13.  Exhibits, List and Reports on Form 8-K

(a) Exhibits
Exhibit No. Description
3 .1.1 Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit
            2.1 of the Company's Registration Statement on
            Form SB-2 (file no. 89900-LA)).

3.1.2       Certificate of Determination of Mustang Software,
            Inc. relating to the authorization and
            determination of the Series A Convertible
            Preferred Stock (incorporated by reference to Exhibit 4.3 of the Company's Registration
            Statement of Form S-3 (file no. 333-66663) filed
            November 2, 1998).

3 .2        Amended and Restated Bylaws of the Company
            (incorporated by reference to Exhibit 2.2 of the Company's Registration Statement on Form SB-2
            (file no. 89900-LA)).

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

10.4 Commercial Guaranty, dated October 29, 1993, by and between the Company and Zions First National Bank (incorporated by reference to Exhibit 10.9 of the Company's Registration Statement on Form SB-2 (file no. 89900-LA).

10.5 Loan Agreement, dated October 29, 1993, by and among Zions First National Bank, James A. Harrer and Richard J. Heming (incorporated by reference to Exhibit 10.10 of the Company's Registration Statement on Form SB-2 (file no. 89900-LA).

10.6 Promissory Note dated October 29, 1993, by Messrs. Harrer and Heming in favor of Zions First National Bank (incorporated by reference to Exhibit 10.11 of the Company's Registration Statement on Form SB-2 (file no. 89900-LA).

10.7        "504" Note, dated October 6, 1993, by
            Messrs. Harrer and Heming in favor of Mid State
            Development Corporation (incorporated by reference to Exhibit 10.12 of the Company's
            Registration Statement on Form SB-2 (file no.
            89900-LA).

10.8        Small Business Administration Guaranty dated
            October 6, 1993, by the Company in favor of Mid
            State Development Corporation (incorporated by reference to Exhibit 10.13 of the Company's
            Registration Statement on Form SB-2 (file no.
            89900-LA).

10.9 Lease Agreement, dated October 6, 1993, by and between the Company and Messrs. Harrer and Heming (incorporated by reference to Exhibit
            10.14 of the Company's Registration Statement on Form SB-2 (file no. 89900-LA).

10.10 Assignment of Lessor's Interest in Lease to CDC, dated October 6, 1993, by Messrs. Harrer and Heming in favor of Mid State Development Corporation (incorporated by reference to Exhibit
            10.15 of the Company's Registration Statement on Form SB-2 (file no. 89900-LA).

10.11 Underwriting Agreement dated April 5, 1995 by and between the Company and Cruttenden Roth
            Incorporated, as Representative of the several
            Underwriters (incorporated by reference to
            Exhibit 10.18 of the Company's Form 10-KSB for the year ended December 31, 1995).

10.12 Representative's Warrant Agreement dated April 12, 1995 by and between the Company and Cruttenden Roth Incorporated (incorporated by reference to Exhibit 10.19 of the Company's Form 10-KSB for the year ended December 31, 1995).

10.13       Representative's Warrant (see Exhibit A to
            Exhibit 10.15)

10.14       Securities Purchase Agreement dated as of
            September 14, 1998 between the Company and
            Settondown Capital International Limited and the other investors named therein (incorporated by reference to Exhibit 4.2 of the Company's
            Registration Statement of Form S-3 (file no. 333-
            66663) filed November 2, 1998).

10.15 Escrow Agreement dated as of September 14, 1998 between the Company and Settondown Capital International Limited and the other investors named therein (incorporated by reference to Exhibit 4.4 of the Company's Registration Statement of Form S-3 (file no. 333-66663) filed November 2, 1998).

10.16       Registration Rights Agreement dated as of
            September 14, 1998 between the Company and
            Settondown Capital International Limited and the other investors named therein (incorporated by reference to Exhibit 4.5 of the Company's
            Registration Statement of Form S-3 (file no. 333-
            66663) filed November 2, 1998).

10.17 Form of Stock Purchase Warrant A(incorporated by reference to Exhibit 4.6 of the Company's
            Registration Statement of Form S-3 (file no. 333-
            66663) filed November 2, 1998).

10.18 Form of Stock Purchase Warrant B (incorporated by reference to Exhibit 4.7 of the Company's
            Registration Statement of Form S-3 (file no. 333-
            66663) filed November 2, 1998).

10.19 Securities Purchase Agreement dated as of December 31, 1998 between the Company and Settondown Capital International Limited and the other investors named therein (incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K filed January 15,
            1999).

10.20 Escrow Agreement dated as of December 31, 1998 between the Company and Settondown Capital
            International Limited and the other investors named therein (incorporated by reference to Exhibit 99.3 of the Company's Current Report on
            Form  8-K filed January 15, 1999).

10.21 Registration Rights Agreement dated as of December 31, 1998 between the Company and Settondown Capital International Limited and the other investors named therein (incorporated by reference to Exhibit 99.4 of the Company's Current Report on Form 8-K filed January 15,
            1999).

10.22       Form of Warrants issued on December 31, 1998 to
            Investors and Placement Agent (incorporated by reference to Exhibit 99.5 of the Company's
            Current Report on Form  8-K filed January 15,
            1999).

11.         Computation of Earnings Per Share

22.1 Consent of Arthur Andersen to incorporation by reference of their report on 1998 Financial
            Statements into the Company's Registration
            Statements.

24.1        Power of Attorney (contained on Signature Page)

27.         Financial Data Schedule


      (b) Reports on Form 8-K. Two reports on Form 8-K were filed during the last quarter of the period covered by this Report. Each of these reports, reporting events occurring on October 14, 1998 and November 19, 1998, respectively, reported matters under Item 5.

SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), the
Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Bakersfield, State of California, on March 30, 1999.

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


Signature                   Title                      Date



   /s/ James A. Harrer      President and Chief        March 30, 1999
       James A. Harrer      Executive
                            Officer (Principal
                            Executive Officer)
                            and a Director

  /s/ Donald M. Leonard     Vice President             March 30, 1999
      Donald M. Leonard     Finance,
                            Chief Financial
                            Officer (Principal
                            Financial and
                            Accounting Officer)
                            and a Director

  /s/  C. Scott Hunter      Director                   March 30, 1999
       C. Scott Hunter

  /s/  Stanley A. Hirschman Director                   March 30, 1999
       Stanley A. Hirschman


  /s/  Michael S. Noling    Director                   March 30, 1999
       Michael S. Noling