Form 10QSB
period 1999-03-31
MUSTANG SOFTWARE INC
filed 1999-05-17
CIK 940986

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  Form 10-QSB



(Mark One)

  X  	Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the period ended March 31, 1999.
OR
     	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 0-25678



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

                                (661) 873-2500
             (Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

			Yes	    X    				No

	As of May 11, 1999, there were 4,586,173 shares of the Registrant's common stock outstanding.





==============================================================================

                          MUSTANG SOFTWARE, INC.

                                  FORM 10-QSB

                                     INDEX


                                                                           Page

PART I.   Financial Information:

Balance Sheets as of March 31, 1998 and December 31, 1997                  3

Statements of Operations for the three months ended March 31,1998
and 1997                                                                   4

Statements of Cash Flows for the three months ended March 31, 1998
and 1997                                                                   5

Notes to Financial Statements                                              6

Management's  Discussion  and Analysis of Financial Condition
and  Results  of Operations                                                7

PART II.   Other Information:

Item 2. Changes in Securities and Use of Proceeds	                  16

Item 6. Exhibits and Reports on Form 8-K	                          18

Signatures	                                                          19

==============================================================================

                          MUSTANG SOFTWARE, INC.
                             BALANCE SHEETS

                                ASSETS

                                                       March 31,    December 31
                                                          1999           1998

(Unaudited)
CURRENT ASSETS:
      Cash and cash equivalents                         $ 2,216,444 $ 1,849,700
      Accounts receivable, net of allowance for             437,495     409,077
        doubtful accounts of $168,200 and $118,000
        at December 31, 1998 and March 31, 1999
        respectively
      Inventories                                             9,488       9,196
      Other                                                      --      19,660
- ------------------------------------------------------------------------------
            Total current assets                          2,663,427   2,287,633
- ------------------------------------------------------------------------------
PROPERTY AND EQUIPMENT:
  Property and equipment                                  1,244,550   1,239,882
  Accumulated depreciation                                 (690,576)   (647,027)
- ------------------------------------------------------------------------------
        Net property and equipment                          553,974     592,855
- ------------------------------------------------------------------------------
OTHER ASSETS:
  Other                                                      11,961      11,183
- ------------------------------------------------------------------------------
         Total other assets                                  11,961      11,183
- ------------------------------------------------------------------------------
                                                        $ 3,229,362 $ 2,891,671
= ==============================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable                                  $   230,057 $   233,854
   Current portion of capital lease                           8,259       8,259
      Accrued payroll and liabilities                       115,060     114,381
      Income Tax Payable                                     99,776      99,776
      Deferred revenue                                      155,000     125,000
- ------------------------------------------------------------------------------
          Total current liabilities                         608,152     581,270
- ------------------------------------------------------------------------------
CAPITAL LEASE OBLIGATION, net of current portion            258,757     260,747
- ------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
      Preferred stock, no par value:
          Authorized-10,000,000 shares
             7,956 issued and outstanding as of             730,229     730,229
             December 31, 1998
      Common stock, no par value:
         Authorized--30,000,000 shares
            Issued and outstanding-4,098,845 and          7,921,454   7,618,954
            4,145,314 shares at December 31,1998 and
             March 31, 1999 respectively
         Retained earnings                               (6,289,230) (6,299,529)
- ------------------------------------------------------------------------------
           Total shareholders' equity                     2,362,453   2,049,654
- ------------------------------------------------------------------------------
                                                        $ 3,229,362 $ 2,891,671
= ==============================================================================
The accompanying notes are an integral part of these financial statements.

                               MUSTANG SOFTWARE, INC.
                             STATEMENTS OF OPERATIONS

                                                   Three Months Ended March 31,
                                                       1999             1998
REVENUE                                            $     772,982  $     398,480
COSTS OF REVENUE                                         48,561          66,409
- ------------------------------------------------------------------------------
Gross profit                                            724,421         332,071
- ------------------------------------------------------------------------------
OPERATING EXPENSES:
   Research and development                             129,520         174,278
    Selling and marketing                               251,629         247,018
    General and administrative                          347,321         360,585
- ------------------------------------------------------------------------------

      Total operating expenses                          728,470         781,881
- ------------------------------------------------------------------------------

      Income(loss)from operations                        (4,049)       (449,810)
- ------------------------------------------------------------------------------
OTHER INCOME (EXPENSE):
   Interest expense                                      (6,611)         (8,174)
   Interest income                                       20,959          14,433
- ------------------------------------------------------------------------------
      Total other income (exp).                          14,348           6,259
- ------------------------------------------------------------------------------

Income (loss) before
   provision for income taxes                            10,299        (443,551)

PROVISION (BENEFIT)
   FOR INCOME TAXES                                          --              --
- ------------------------------------------------------------------------------

NET INCOME (LOSS)                                 $      10,299    $   (443,551)
= ==============================================================================
NET INCOME (LOSS)
   PER COMMON SHARE - BASIC                       $        0.00    $       (.13)
= ==============================================================================
NET INCOME (LOSS)
   PER COMMON SHARE - DILUTED                     $        0.00    $       (.13)
================================================================================
WEIGHTED AVERAGE NUMBER
   OF COMMON SHARES OUTSTANDING - BASIC               4,145,314       3,417,961
= ==============================================================================
WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT
   SHARES OUTSTANDING - DILUTED                       4,984,299       3,417,961

The accompanying notes are an integral part of these financial statements.

= ==============================================================================

                             MUSTANG SOFTWARE, INC.
                            STATEMENTS OF CASH FLOWS


                                                  Three Months Ended March 31,
                                                         1999         1998

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income(loss)                               $10,299        $(443,551)
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization             43,549           34,842
         Net changes in assets and liabilities     17,055          (12,289)
- ------------------------------------------------------------------------------
         Net cash provided (used) by operating
            activities                             70,903         (420,998)
- ------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITES:
   Purchase of property and equipment              (4,670)          (6,545)
- ------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuance of stock            302,500           33,118
   Payments on capital lease obligation            (1,989)         (16,432)
- ------------------------------------------------------------------------------
          Net Cash provided (used) by financing
          activities                              300,511           16,686
- ------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH                   366,744         (410,857)

CASH BALANCE, beginning of period               1,849,700        1,403,776
- ------------------------------------------------------------------------------
CASH BALANCE, end of period                    $2,216,444       $  992,919
= ==============================================================================

SUPPLEMENTAL DISCLOSURES:
   Interest paid                                    6,611            8,174
   Taxes paid                                          --               --

   The accompanying notes are an integral part of these financial statements.

===============================================================================

                            MUSTANG SOFTWARE, INC.

                         NOTES TO FINANCIAL STATEMENTS

Note 1. Accounting Policies

   The accompanying unaudited Condensed Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have either been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations and cash flows for the periods presented are not necessarily indicative of the results that may be expected for the full fiscal year. For further information, refer to the financial statements and notes thereto for the year ended December 31, 1998, included in the 1998 Form 10KSB.

   The condensed Balance Sheet at December 31, 1998 has been taken from the audited financial statements at that date and condensed.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   In addition to the comments that follow, further information can be obtained by referring to the management's discussion and analysis of financial condition and results of operations section included in the Form 10KSB of Mustang Software, Inc. Mustang" or the "Company"), filed for the year ended December 31, 1998.

Results of Operations:

Three Months Ended March 31, 1999 and 1998

   Revenues for the three months ended March 31, 1999 were $772,982, an increase of $374,502 or 94.0% over revenues for the same period in 1998. As a percentage of revenues by product category for the first quarter 1999 vs. 1998 showed the QmodemPro line at 4% and 8%, the Wildcat! line at nil and 52%,the Company's Internet directed product line consisting of Internet Message Center ("IMC"), ListCaster and FileCenter, at 96% and 32% and other products at 0% and 8% , respectively. Because of its decision to focus on products that are designed to facilitate interaction on the Internet, Mustang sold its Wildcat! WinServer, Wildcat! BBS and Off-Line Xpress BBS mail reader product lines to

Santronics Software, Inc. of Homestead, Florida in November 1998. That accounts for nil sales of products from this line in the first quarter of 1999. Gross profit for the quarter increased from $332,071 in 1998 to $724,421 in 1999, and increased as a percentage of revenues from 83.3% in 1998 to 93.7% in 1999.

   Gross profit percentage has averaged between 83-91 % over the last three calendar years. The Company does not expect the gross profit percentage to remain at the current level. As more turnkey solutions are sold through the Mustang Professional Services division, the Company expects the gross profit percentage to decrease.

   Research and development expenses decreased $44,758 in the first quarter of 1999 from 1998, and decreased as a percentage of revenues from 43.7% in 1998 to 16.8% in 1999. Research and development is concentrated in Windows NT and Windows 95/98 and directly targets the expanded use of international networks, including the Internet. The Company has devoted and is devoting a substantial portion of its research and development resources to the Windows 95/98 and Windows NT environments and now offers a suite of Web server and Internet/intranet utility applications for Windows 95/98 and Windows NT environments. The headcount in this department decreased from 8 at March 31, 1998 to 6 at March 31, 1999. The headcount reduction accounted for the majority of the decrease in absolute dollars. The increase in revenues accounted for the decrease as a percentage of revenues.

   Selling and marketing expenses for the quarter were $251,629, an increase of $4,611 over the same quarter the previous year, and they decreased as a percentage of revenues from 62.0% in first quarter of 1998 to 32.6% in the three months ended March 31, 1999. The minimal increase in expenses was due primarily to an increase in the number of trade shows attended.

  General and administrative expenses decreased for the quarter compared to the previous year, from $360,585 in 1998 to $347,321 in 1999, and decreased as a percentage of revenues, from 90.5% in 1998 to 44.9% in 1999. While remaining relatively constant in absolute dollars, the increase in the Company's revenues accounted for the decrease as a percentage of sales.

Liquidity and Capital Resources

   Cash and cash equivalents balance at March 31, 1999 were approximately $2,216,400, an increase of approximately $366,700 from December 31, 1998. On March 31, 1999, the Company sold for gross proceeds of $250,000 an aggregate of 64,820 shares of its common stock and Warrants to purchase an aggregate of 64,820 shares of its common stock under Regulation S of the Securities Act of 1933. The principal reasons for the increase in cash was the receipt of net proceeds aggregating approximately $240,000 from this Regulation S sale, the Company's almost breaking even from operations during the quarter and proceeds from the exercising of stock options.

   Accounts receivable increased approximately $28,000 and Accounts payable decreased approximately $4,000 in the first quarter of 1999 from the period ended December 31, 1998. Accounts receivable average days to collect for the quarter ended March 31, 1998 and 1999 were 52 and 59 days, respectively. Average days to collect in 1998 was 52 days. Management's goal is to maintain receivable collection days at or below 50 for 1999. Inventory levels have increased $292 at March 31, 1999 from December 31, 1998.

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

   In addition to computers and related systems, the operation of office and facilities equipment, such as fax machines, photocopiers, telephone switches, security systems, elevators, and other common devices may be affected by the Year 2000 problem. The Company presently believes that its computers, office and facilities equipment are Year 2000 compliant, except for its telephone system. The Company has budgeted approximately $50,000 to upgrade its telephone system for Year 2000 compliance. The telephone upgrade be completed in the second quarter and the costs should be within the amount budgeted.

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

   The Company expects to identify and resolve all Year 2000 problems that would materially adversely affect its business operations. However, management believes that it is not possible to determine with complete certainty that all Year 2000 problems affecting the Company have been identified or corrected. The number of devices that could be affected and the interactions among these devices are simply too numerous. In addition, one cannot accurately predict how many Year 2000 problem-related failures will occur or the severity, duration, or financial consequences of these perhaps inevitable failures. As a result, management expects that the Company could likely suffer a significant number of operational inconveniences and inefficiencies for the Company and its customers that may divert management's time and attention and financial and human resources from its ordinary business activities; and a lesser number of serious system failures that may require significant efforts by the Company or its clients to prevent or alleviate material business disruptions.

   The Company has not developed contingency plans. The Company does not believe that the Year 2000 problem will have a material adverse effect on the Company's business or results of operations.

Certain Risk Factors That Could Affect Future Results

   Variability of Operating Results; Lengthy Sales Cycle. Mustang's expense levels are based, in part, on its expectations as to future revenues and are not expected to decrease, at least in the short term. In fact Mustang expects expenses to increase from those incurred during the first quarter of 1999 as implements a strategy to add sales and support personnel in an effort to grow revenues. Further, Mustang may from time to time be forced by the competitive environment in which it competes to make tactical or strategic decisions that disrupt or reduce anticipated revenues. Moreover, during 1998, which was the first year that the Company achieved material revenues from IMC and its other Internet-directed products introduced during 1997, the Company observed a trend that a disproportionate percentage of the Company's net sales were generated during the last month of a quarter. As a result, a shortfall in sales in any quarter as compared to expectations may not be identifiable until the end of a quarter. Mustang may not be able to adjust its spending plan in a timely manner to compensate for any future revenue shortfall. Any significant shortfall in sales in relation to the Company's revenue expectations would have a material adverse impact on the Company's business, results of operations, financial condition and prospects.

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

   Limited Intellectual Property and Proprietary Rights. Mustang relies on a combination of trade secret, copyright and trademark laws, nondisclosure agreements and other contractual provisions and technical measures to protect its proprietary rights. Mustang believes that, due to the rapid pace of technological innovation for Internet products, Mustang's ability to establish and maintain a position of technology leadership in the industry depends more on skills of its development personnel than upon the legal protections afforded its existing technology. There can be no assurance that trade secret, copyright and trademark protections will be adequate to safeguard the proprietary software underlying Mustang's products and services. Similarly, there can be no assurance that agreements with employees, consultants and others who participate in the development of its software will not be breached, that Mustang will have adequate remedies for any breach or that Mustang's trade secrets will not otherwise become known. Mustang also faces the risk that notwithstanding Mustang's efforts to protect its intellectual property, competitors will be able to develop functionally equivalent e-mail message management technologies without infringing any of Mustang's intellectual property rights. Despite Mustang's efforts to protect its proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use products or technology that Mustang considers proprietary, and third parties may attempt to develop similar technology independently. In addition, effective protection of intellectual property rights may be unavailable or limited in certain countries. Accordingly, there can be no assurance that Mustang's means of protecting its proprietary rights will be adequate or that Mustang's competitors will not independently develop similar technology.

   As the use of the Internet for commercial activity increases, and the number of products and service providers that support Internet commerce increases, Mustang believes that Internet commerce technology providers may become increasingly subject to infringement claims. There can be no assurance that plaintiffs will not file infringement claims in the future. Any such claims, with or without merit, could be time consuming, result in costly litigation, disrupt or delay the enhancement or shipment of Mustang's products and services or require Mustang to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable or favorable to Mustang, which could have a material adverse effect on Mustang's business, financial condition and results of operations. In addition, Mustang may initiate claims or litigation against third parties for infringement of Mustang's proprietary rights or to establish the validity of Mustang's proprietary rights.

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

   Due to the growth of Internet commerce, Congress has considered regulating providers of services and transactions in this market, and federal or state authorities could enact laws, rules or regulations affecting Mustang's business or operations. Government agencies may promulgate rules and regulations affecting Mustang's activities or those of the users of its products and services. Any or all of these potential actions could result in increased operating costs for Mustang or for the principal users of its products or services and could also reduce the convenience and functionality of Mustang's products or services. This could result in reduced market acceptance, which would have a material adverse effect on Mustang's business, financial condition and results of operations.

   Year 2000 Compliance. Many currently installed computer systems and software products are coded to accept only two- digit entries in date code fields. Beginning in the year 2000, these date code fields will need to accept four-digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than a year, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Mustang designed IMC and its other products to be Year 2000 compliant and has completed a systematic effort to identify any Year 2000 compliance problems in the various components of its products. However, significant uncertainty exists concerning the potential effects associated with compliance. Although Mustang believes that Mustang's IMC and other products are Year 2000 compliant, there can be no assurance that coding errors or other defects will not be discovered in the future. Moreover, Year 2000 problems affecting other hardware or software products which Mustang's customers rely on or intend to use beyond the end of 1999 could adversely affect the use or functionality of Mustang's products. Any Year 2000 compliance problem of Mustang, its service providers, its customers or the Internet infrastructure could result in a material adverse effect on the Company's business, operating results and financial conditions.

PART II.   Other Information:

Item 2. Changes in Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c) On March 31, 1999, pursuant to a Securities Purchase Agreement of that date (the "Agreement") between the Company and the two institutional investors named in the Agreement (collectively the "Investors"), the Company completed a sale of equity securities pursuant to Regulation S under the Securities Act of 1933 (the "Securities Act"). Under the Agreement, the Company sold to the Investors for $250,000 an aggregate of 61,820 shares of common stock and Warrants to purchase of 61,820 shares of its Common Stock (the "Warrants").

The Warrants are exercisable until March 31, 2001 at an exercise price of $4.044 per share.

   For its services in the transaction, the Company paid to Settondown Capital International Limited, as Placement Agent, a fee consisting of 3,000 shares of its Common Stock and Warrants to purchase 3,000 shares of its Common Stock. The terms of the Warrants issued to the Placement Agent are identical to the terms of the Warrants issued to the Investors.

   The Company relied upon Regulation S under the Securities Act for the transaction. The Company and persons acting on its behalf believed that the buyers were outside the United States and no directed selling efforts were made in the United States. Each Investor and the Placement Agent(all of whom had addresses outside the United States) represented that it was not a "U.S. Person" as defined in Regulation S and, at the time the buy order for this transaction was originated, each Investor was outside the United States and no offer to purchase the Securities was made in the United States. Each Investor agreed not to reoffer or sell the securities, or to cause any transferee permitted under the Securities Purchase Agreement to reoffer or sell the Securities, within the United States, or for the account or benefit of a U.S. person, (i) as part of the distribution of the securities at any time, or (ii) otherwise, only in a transaction meeting the requirements of Regulation S, including without limitation, where the offer (i) is not made to a person in the United States and either (A) at the time the buy order is originated, the buyer is outside the United States or the Company and any person acting on its behalf reasonably believe that the buyer is outside the United States, or (B) the transaction is executed in, on or through the facilities of a designated offshore securities market and neither the seller nor any person acting on its behalf knows that the transaction has been pre- arranged with a buyer in the United States, and (ii) no direct selling efforts shall be made in the United States by the buyer, an affiliate or any person acting on their behalf, or in a transaction registered under the Securities Act or pursuant to an exemption from such registration. Appropriate legends were affixed to the certificates evidencing the securities in such transaction.

(d) Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

(a)    Exhibits.

10.1 Securities Purchase Agreement dated as of March 31, 1999 between the Company and Settondown Capital International Limited and the other investors named therein.

10.2 Registration Rights Agreement dated as of March 31, 1999 between the Company and Settondown Capital International Limited and the other investors named therein.

10.3   Form of Stock Purchase Warrant.

(b) Reports on Form 8-K

   One report on Form 8-K was filed during the quarter covered by this Report. This report, reporting events occurring on December 31, 1999, reported matters under Item 9.

                               SIGNATURES

      In accordance with the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Signature                Title                           Date


_/s/ James A. Harrer___
James  A. Harrer         President  and Chief Executive           May 14, 1999
                         Officer (Principal Executive
                         Officer) and a Director

_/s/ Donald M. Leonard_
Donald M. Leonard        Vice  President and  Chief               May 14, 1999
                         Financial Officer (Principal Financial
                         and  Accounting  Officer)
                         and a Director

                                                     Exhibit 10.1
                 SECURITIES PURCHASE AGREEMENT


     SECURITIES PURCHASE AGREEMENT dated as of March 31, 1999 (the "Agreement"), between the entities listed on Schedule A attached hereto (collectively referred to as the "Investors"), SETTONDOWN CAPITAL INTERNATIONAL LTD. (the "Placement Agent") located at Charlotte House, Charlotte Street, P.O. Box N. 9204, Nassau, Bahamas, a corporation organized under the laws of Bahamas, and MUSTANG SOFTWARE, Inc., a corporation organized and existing under the laws of the State of California (the "Company").

     WHEREAS, the parties desire that, upon the terms and subject to the conditions contained herein, the Company shall issue and sell to each Investor, and each Investor shall purchase (a) 30,910 shares of Common Stock (as defined below), for a total of 61,820, and (b) a warrant to purchase 30,910 shares of Common Stock, for an aggregate purchase price of $250,000 (the "Aggregate Purchase Price"); and

     WHEREAS, the Company shall issue to the Placement Agent (in addition to the fees set forth in Section 12.7 below), in return for services rendered, 3,000 shares of Common Stock (together with the Common Stock to be issued to the Investors, the "Shares"), and a warrant (together with the warrants to be issued to the Investors, the "Warrants") to purchase up to 3,000 shares of Common Stock (together with the shares of Common Stock issued or issuable pursuant to the exercise of the Investors warrant, the "Warrant Shares").

     WHEREAS, such investments will be made in reliance upon the transaction exemption afforded by Regulation S as promulgated by the Securities and Exchange Commission ("SEC") under the United States Securities Act of 1933, as amended, and the regulations promulgated thereunder (the "Securities Act"), and/or upon such other exemption from the registration requirements of the Securities Act as may be available with respect to any or all of the investments in Securities to be made hereunder.

     NOW, THEREFORE, the parties hereto agree as follows:

                           ARTICLE I

                      Certain Definitions

     Section 1.1    "Bid Price" shall mean the closing bid price
(as reported by Bloomberg L.P.) of the Common Stock on the Principal Market.

     Section 1.2 "Capital Shares" shall mean the Common Stock and any shares of any other class of common stock whether now or hereafter authorized, having the right to participate in the distribution of earnings and assets of the Company.

     Section 1.3 "Capital Shares Equivalents" shall mean any securities, rights, or obligations that are convertible into or exchangeable for, or giving any right to, subscribe for any Capital Shares of the Company or any warrants, options or other rights to subscribe for or purchase Capital Shares or any such convertible or exchangeable securities.

     Section 1.4 "Certificate of Determination" shall mean the Company's Certificate of Determination setting forth all of the rights, privileges and preferences of the Preferred Stock.

     Section 1.5    "Closing" shall mean the closing of a
purchase and sale of the Warrants and Shares pursuant to Article
II below.

     Section 1.6 "Closing Date" shall be on the Subscription Date. At the Closing Date, all conditions contained in this Agreement (and in all Exhibits annexed hereto) must have been fulfilled at or prior to the Closing Date. In the event such date shall fall on a holiday or a weekend, then the next Trading Day thereafter shall be the Closing Date.

     Section 1.7    "Common Stock" shall mean the Company's
common stock, no par value per share.

     Section 1.8 "Damages" shall mean any loss, claim, damage, liability, costs and expenses which shall include, but not be limited to, reasonable attorney's fees, disbursements, costs and expenses of expert witnesses and investigation.

     Section 1.9 "Distribution Compliance Period" means a period that begins when the Securities were first offered to persons other than distributors in reliance upon Regulation S as promulgated under the Securities Act, or the date of closing of the offering, whichever is later, and continues until the end of the relevant provision of Regulation S (one year for equity securities of the Company (a reporting domestic issuer)).

     Section 1.10 "Effective Date" shall mean the date on which the SEC first declares effective a Registration Statement registering the resale of the following: (i) one hundred (100%) percent of the Shares (as of the date the Registration Statement is filed), (ii) one hundred (100%) percent of that number of Warrant Shares (as of the date the Registration Statement is filed).

     Section 1.11   "Legend" shall have the meaning set forth in
Section 8.1.

     Section 1.12 "Material Adverse Effect" shall mean any effect on the business, operations, properties, prospects, or financial condition of the Company that is material and adverse to the Company and its subsidiaries and affiliates, taken as a whole, and/or any condition, circumstance, or situation that would prohibit or otherwise in any material respect interfere with the ability of the Company to enter into and perform any of its obligations under this Agreement, the Registration Rights Agreement, or the Warrants in any material respect.

     Section 1.13   "NASD" shall mean the National Association of
Securities Dealers, Inc.

     Section 1.14 "Outstanding" when used with reference to Capital Shares, shall mean, at any date as of which the number of such Capital Shares is to be determined, all issued and outstanding Capital Shares, and shall include all such Capital Shares issuable in respect of outstanding scrip or any certificates representing fractional interests in such Capital Shares; provided, however, that "Outstanding" shall not mean any such Capital Shares then directly or indirectly owned or held by or for the account of the Company.

     Section 1.15   "Person" shall mean an individual, a
corporation, a partnership, an association, a limited liability company, a trust or other entity or organization, including a government or political subdivision or an agency or instrumentality thereof.

     Section 1.16   "Preferred Stock" shall mean the Company's
Series A Preferred Stock with the rights, privileges and preferences, as set forth in the Certificate of Determination.

     Section 1.17 "Principal Market" shall mean the Nasdaq National Market, the Nasdaq Small Cap Stock Market, the American Stock Exchange, the OTC Electronic Bulletin Board operated by the National Association of Securities Dealers, Inc., the "pink sheets" published by the National Quotation Bureau, Inc., or the New York Stock Exchange, whichever is at the time the principal trading exchange or market for the Common Stock.

     Section 1.18 "Purchase Price" shall mean, with respect to each share of Common Stock, an amount equal to $4.044.

     Section 1.19 "Registrable Securities" shall mean the Shares and the Warrant Shares, (i) in respect of which the Registration Statement (covering these securities) has not been declared effective by the SEC, (ii) which have not been sold under circumstances under which all of the applicable conditions of Rule 144 (or any similar provision then in force) under the Securities Act ("Rule 144") are met, (iii) which have not been otherwise transferred to holders who may trade such shares without restriction under the Securities Act, or (iv) the sales of which, in the opinion of counsel to the Company, are subject to any time, volume or manner limitations pursuant to Rule 144(k) (or any similar provision then in effect) under the Securities Act.

     Section 1.20 "Registration Rights Agreement" shall mean the agreement regarding the filing of the Registration Statement for the resale of the Registrable Securities, entered into between the Company, the Placement Agent, and the Investors on the Subscription Date annexed hereto as Exhibit A.

     Section 1.21 "Registration Statement" shall mean a registration statement on Form S-3 (if use of such form is then available to the Company pursuant to the rules of the SEC and, if not, on such other form promulgated by the SEC for which the Company then qualifies and which counsel for the Company shall deem appropriate, and which form shall be available for the resale of the Registrable Securities to be registered thereunder in accordance with the provisions of this Agreement, the Registration Rights Agreement, and the Warrants and in accordance with the intended method of distribution of such securities), for the registration of the resale by the Investors and the Placement Agent of the Registrable Securities under the Securities Act.

     Section 1.22 "Regulation S" shall have the meaning set forth in the recitals of this Agreement.

     Section 1.23   "SEC" shall mean the Securities and Exchange
Commission.

     Section 1.24   "Securities" shall mean the Shares, the
Warrants, and the Warrant Shares.

     Section 1.25 "Securities Act" shall have the meaning set forth in the recitals of this Agreement.

     Section 1.26 "SEC Documents" shall mean the Company's latest Form 10-K (and all amendments thereto) or 10-KSB (and all amendments thereto) as of the time in question, all Form 10-Qs or 10-QSBs and Form 8-Ks filed thereafter, and the Proxy Statement for its latest fiscal year as of the time in question until such time as the Company no longer has an obligation to maintain the effectiveness of a Registration Statement as set forth in the Registration Rights Agreement.

     Section 1.27 "Subscription Date" shall mean the date on which this Agreement and all Exhibits and attachments hereto, are executed and delivered by the parties hereto and all of the conditions relating to Section 2.1 (b)shall have been fulfilled.

     Section 1.28 "Trading Day" shall mean any day during which the New York Stock Exchange shall be open for business.

     Section 1.29 "Warrants" shall have the meaning set forth in Section 2.4 and substantially in the form of Exhibit B.

     Section 1.30 "Warrant Shares" shall mean all shares of Common Stock or other securities issued or issuable pursuant to the exercise of the Warrants.

                           ARTICLE II

         Purchase and Sale of Common Stock and Warrants

     Section 2.1    Investments.

          (a) The Company agrees to sell and the Investors agree to purchase an aggregate of 61,820 shares of Common Stock and warrants to purchase 61,820 warrant shares, against payment of the Purchase Price.

          (b)  The right of the Company to receive the Purchase
Price from the Investors, and the right of the Investors to receive the shares of Common Stock and warrant is subject to the satisfaction on the Closing Date of each of the following conditions:

          (i) acceptance by the Company, and by all of the Investors, of this Agreement and all duly executed
          Exhibits thereto by an authorized officer of the Company;

          (ii) delivery by the Investors to the Company of evidence of wire transfer of funds for the Purchase
          Price;

          (iii) all representations and warranties of the Investors and of the Company contained herein shall remain true and correct in all material respects as of the Closing Date;

          (iv) the Company shall have obtained all permits and qualifications required by any state for the offer and sale of the Common Stock and the Warrants, or shall have the availability of exemptions therefrom;

          (v) the sale and issuance of the Common Stock and Warrants shall be legally permitted by all laws and regulations to which the Investors and the Company are subject;

          (vi) delivery of the original shares of Common Stock and Warrants (delivered next day overnight courier, fax receipt upon shipment);


          (vii) receipt by the Investors of an opinion of counsel of the Company as set forth to Exhibit C attached hereto and instructions to the Transfer Agent as set forth in Exhibit D annexed hereto;

     Section 2.2  Form of Payment.  Each Investor shall pay the
Purchase Price by delivering evidence of wire transfer to the Company, against delivery of the original Securities.

     Section 2.3 Wire Instructions. Wire instructions are as follows:


               Mustang Software, Inc.
               Wells Fargo Bank, N.A. - San Francisco
               ABA #121000248
               For further credit to account:
               TR #358-141559
               attn:  Laurie Vaughn

     Section 2.4 The Warrants. On the Subscription Date, the Company will issue to the Investors (pro rata) and the Placement Agent Warrants exercisable beginning on the Subscription Date and then exercisable any time over the two year period thereafter, to purchase an aggregate of 61,820 Warrant Shares for the Investors and 3,000 Warrant Shares for the Placement Agent at the Exercise Price (as defined in the Warrant). The Warrants shall be delivered by the Company to the Investors and Placement Agent pursuant to the terms of this Agreement. All of the aforementioned Warrant Shares shall be registered for resale pursuant to the Registration Rights Agreement.

     Section 2.5 Liquidated Damages. In addition to any other provisions for liquidated damages in this Agreement or any Exhibit annexed hereto, in the event that the Company does not deliver unlegended Common Stock in connection with the sale of such Common Stock by the Investors and/or the Placement Agent as set forth in Article VIII below within three (3) Trading Days of surrender by the Investor(s) and/or the Placement Agent of the Common Stock certificate in accordance with the terms and conditions set forth in Article VIII below (such date of receipt is referred to as the "Receipt Date"), the Company shall pay to the Investor(s) and/or the Placement Agent, in immediately available funds, upon demand, as liquidated damages for such failure and not as a penalty, one (1%) percent of the Purchase Price of the Common Stock undelivered for every day thereafter for the first ten (10) days and two (2%) percent for every day thereafter that the unlegended shares of Common Stock are not delivered, which liquidated damages shall run from the fourth
(4th) Trading Day after the Receipt Date. The parties hereto acknowledge and agree that the sum payable pursuant to the Registration Rights Agreement and as set forth above, and the obligation to issue Registrable Securities under Section 2.6 above, shall constitute liquidated damages and not penalties. The parties further acknowledge that the amount of loss or damages likely to be incurred is incapable or is difficult to precisely estimate, and the parties are sophisticated business parties and have been represented by sophisticated and able legal and financial counsel and negotiated this Agreement at arm's length. Notwithstanding the above, in the event that the Company does not deliver unlegended Common Stock in connection with the sale of such Common Stock by the Investor(s) and/or the Placement Agent as set forth in Article IX below within three (3) Trading Days of the Receipt Date), the Company shall also pay to the Investor(s), in immediately available funds, interest (at the then current prime rate) on the Purchase Price of the Common Stock undelivered for every day thereafter that the unlegended shares of Common Stock are not delivered. Any and all payments required pursuant to this paragraph shall be payable only in cash.

                          ARTICLE III

Representations and Warranties of the Investors and Placement Ag ent

     Each of the Investors and the Placement Agent represents and warrants to the Company that:

     Section 3.1 Intent. Each of the Investors and the Placement Agent is entering into this Agreement for its own account and has no present arrangement (whether or not legally binding) at any time to sell the Securities to or through any person or entity; provided, however, that by making the representations herein, the Investors and the Placement Agent do not agree to hold the Securities for any minimum or other specific term and reserves the right to dispose of the Securities at any time in accordance with federal and state securities laws applicable to such disposition.

     Section 3.2 Authority. This Agreement has been duly authorized and validly executed and delivered by each of the Investors and the Placement Agent is a valid and binding agreement of the Investors and the Placement Agent enforceable against each of them in accordance with its terms, subject to applicable bankruptcy, insolvency, or similar laws relating to, or affecting generally the enforcement of, creditors' rights and remedies or by other equitable principles of general application.

     Section 3.3    Organization and Standing.  Each of the
Investors and the Placement Agent is duly organized, validly existing, and in good standing under the laws of the countries and/or states of their incorporation or organization.

     Section 3.4 Absence of Conflicts. The execution and delivery of this Agreement and any other document or instrument executed in connection herewith, and the consummation of the transactions contemplated thereby, and compliance with the requirements thereof, will not violate any law, rule, regulation, order, writ, judgment, injunction, decree or award binding on Investors and the Placement Agent, or, to the Investors or the Placement Agent's knowledge, (a) violate any provision of any indenture, instrument or agreement to which any of the Investors or the Placement Agent are a party or are subject, or by which any of the Investors and the Placement Agent or any of their assets is bound; (b) conflict with or constitute a material default thereunder; (c) result in the creation or imposition of any lien pursuant to the terms of any such indenture, instrument or agreement, or constitute a breach of any fiduciary duty owed by Investors or the Placement Agent to any third party; or (d) require the approval of any third-party (which has not been obtained) pursuant to any material contract, agreement, instrument, relationship or legal obligation to which any of the Investors or the Placement Agent is subject or to which any of their assets, operations or management may be subject.

     Section 3.5 Disclosure; Access to Information. Each of the Investors has received all documents, records, books and other information pertaining to Investors investment in the Company that have been requested by Investors, including the opportunity to ask questions and receive answers. The Company is subject to the periodic reporting requirements of the Exchange Act, and each of the Investors and the Placement Agent has reviewed or received copies of any such reports that have been requested by it. Each of the Investors represents that it has reviewed the Company's, Form 10-KSB for the year ended December 31, 1998, the proxy statement for the Company's 1998 Annual Meeting, and the Special Meeting of Shareholders held on December 1, 1998 and Form 8-K's filed for the twelve months prior to the Subscription Date.

     Section 3.6 Manner of Sale. At no time were any of the Investors or the Placement Agent presented with or solicited by or through any leaflet, public promotional meeting, television advertisement or any other form of general solicitation or advertising.

     Section 3.7 Registration or Exemption Requirements. Each of the Investors and the Placement Agent further acknowledges and understands that the Securities may not be transferred, resold or otherwise disposed of except in a transaction registered under the Securities Act and any applicable state securities laws, or unless an exemption from such registration is available. Each of the Investors and the Placement Agent understands that the certificate(s) evidencing the Securities will be imprinted with a legend that prohibits the transfer of these Securities unless (i) they are registered or such registration is not required, and
(ii) if the transfer is pursuant to an exemption from registration.

     Section 3.8 No Legal, Tax or Investment Advice. Each of the Investors understands that nothing in this Agreement or any other materials presented to the Investors and the Placement Agent in connection with the purchase and sale of the Securities constitutes legal, tax or investment advice. The Investors and the Placement Agent have relied on, and have consulted with, such legal, tax and investment advisors as they, in their sole discretion, have deemed necessary or appropriate in connection with their purchase of the Securities.

     Section 3.9 Accredited Investor. Each of the undersigned is an "Accredited Investor" as defined below who represents and warrants it is included within one or more of the following categories of "Accredited Investors":

          (i) Any bank as defined in Section 3(a)(2) of the Act, or any savings and loan associated or other institution as defined in Section 3(a)(5)A of the Act whether acting in its individual or fiduciary capacity, any broker or dealer registered pursuant to Section 15 of the 1934 Act, any insurance company as defined in
          Section 2(13) of the Act , any investment company registered under the Investment Company Act of 1958, any plan established and maintained by a state, its political subdivisions or any agency or instrumentality of a state or its political subdivisions for the benefits of its employees if such plan has total assets in excess of $500,000 any employee benefit plan within the meaning of Title 1 of the Employee Retirement Income Security Act of 1974 if the investment decision is made by a plan fiduciary, as defined in Section 3(21) of such Act, which is either a bank, savings and loan association, insurance company, or registered investment advisor, or if the employee benefit plan has total assets in excess of $5,000,000 or, if a self-directed plan with investment decisions made solely by persons that are accredited investors.

          (ii) Any private business development company as defined in Section 202(a)(22) of the Investment
          Advisors Act of 1940.

          (iii)     Any organization described in Section
          501(c)(3) of the Internal Revenue Code, corporation,
          Massachusetts or similar business trust, or partnership, not formed for the specific purpose of acquiring the securities offered, with total assets in excess of $5,000,000.

          (vi) Any director, executive officer, or general partner of the issuer of the securities being offered or sold, or any director, executive officer, or general partner of a general partner;

          (v) Any natural person whose individual net worth, or joint net worth with that person's spouse, at the time of his purchase exceeds $1,000,000;

          (vi) Any natural person who had an individual income in excess of $200,000 in each of the two (2) most recent years or joint income with that person's spouse in excess of $300,000 in each of those years and has a reasonable expectation of reaching that same income level in the current year;

          (vii) Any trust, with total assets in excess of $5,000,000, not formed for the specific purpose of acquiring the securities offered, whose purchase is directed by a sophisticated person as described in
          Section 230.506(b)(2)(ii) of Regulation D under the
          Act;

          (viii) Any entity in which all of the equity owners are accredited investors; and

          (ix) Any self-directed employee benefit plan with investment decisions made solely by persons that are accredited investors within the meaning of Rule 501 of Regulation D promulgated under the Act.

     Section 3.10 No Registration, Review or Approval. Each Investor and the Placement Agent acknowledges and understands that the limited private offering and sale of Securities pursuant to this Agreement has not been reviewed or approved by the SEC or by any state securities commission, authority or agency, and is not registered under the Act or under the securities or "blue sky" laws, rules or regulations of any state. Each Investor and the Placement Agent acknowledges, understands and agrees that the Securities are being offered and sold hereunder pursuant to (i) an offshore offering exemption to the registration provisions of the Act pursuant to Regulation S promulgated under such Act, and (ii) a similar exemption to the registration provisions of applicable state securities laws.
Each Investor and the Placement Agent understand that the company is relying upon the truth and accuracy of the representations, warranties, agreements, acknowledgments and understandings of such Investor and the Placement Agent set forth herein in order to determine the applicability of such exemptions and the suitability of each Investor to acquire the Securities.

     Section 3.11 Investment Intent. Without limiting its ability to resell the Securities pursuant to an effective registration statement, or an exemption from such registration, each Investor is acquiring the Securities solely for its own account and not with a view to the distribution, assignment or resale to others. Each Investor understands and agrees that it may bear the economic risk of its investment in the Securities for an indefinite period of time.

     Section 3.12 Offering Outside the United States. Each Investor is not a "U.S. Person" as defined in Regulation S (as the same may be amended from time to time) promulgated under the Act.1 At the time the buy order for this transaction was originated, each Investor was outside the United States and no offer to purchase the Securities was made in the United States. Each Investor agrees not to reoffer or sell the Securities, or to cause any transferee permitted hereunder to reoffer or sell the Securities, within the United States, or for the account or benefit of a U.S. person, (i) as part of the distribution of the Securities at any time, or (ii) otherwise, only in a transaction meeting the requirements of Regulation S under the Act, including without limitation, where the offer (i) is not made to a person in the United States and either (A) at the time the buy order is originated, the Buyer is outside the United States or the Company and any person acting on its behalf reasonably believe that the buyer is outside the United States, or (B) the transaction is executed in, on or through the facilities of a designated offshore securities market and neither the seller nor any person acting on its behalf knows that the transaction has been pre-arranged with a buyer in the United States, and (ii) no direct selling efforts shall be made in the United States by the buyer, an affiliate or any person acting on their behalf, or in a transaction registered under the Act or pursuant to an exemption from such registration.

     Section 3.13   Regulation S Offering Transfer Restrictions.

          (i) The transaction restrictions in connection with this offshore offer and sale restrict each Investor and the Placement Agent from offering and selling to U.S. Persons, or for the account or benefit of a U.S. Person, for a period of time (the "Distribution Compliance Period"). The Distribution Compliance Period for the Securities is one (1) year from the Subscription Date.

          (ii) A legend substantially in the form of Article VIII herein has been or will be placed on any certificates or other documents evidencing the Securities so as to restrict the resale, pledge, hypothecation or other transfer thereof in accordance with the provisions hereof and the provisions of Regulation S promulgated under the Securities Act.

          (iii) Offers and sales of the Securities prior to the expiration of the Distribution Compliance Period (or the effective date of the Registration Statement) may be made pursuant to the following conditions:

               a. The purchaser of the Securities, other than a distributor, certifies that it is not a U.S. Person and is not acquiring the Securities for the account or benefit of any U.S. Person or is a U.S. Person who purchased the Securities in a transaction that did not require registration under the Securities Act;

               b. The Purchaser of the Securities agrees to sell such securities only in accordance with Regulation S as promulgated under the Securities Act, pursuant to registration under the Securities Act, or pursuant to an available exemption from registration; and agrees not to engage in hedging transactions with regard to such Securities unless in compliance with the Securities Act; and

               c.   The Securities contain a legend,
substantially in the form of Article VIII herein, to the effect that transfer of the Securities is prohibited except in accordance with Regulation S, pursuant to registration under the Securities Act, or pursuant to an available exemption from registration; and that hedging transactions involving those Securities may not be conducted unless in compliance with the Securities Act.

          (iv) Offers and Sales of Warrants and Warrant Shares by the Investors or the Placement Agent must comply with the following conditions, in addition to those listed in Section 3.13 (iii) above:

               a. Each Warrant must bear a legend stating that the Warrant and the securities to be issued upon its exercise have not been registered under the Securities Act, and that the Warrant may not be exercised by or on behalf of any U.S. Person unless registered under the Securities Act or an exemption from such registration is available; and

               b. Each person exercising a Warrant is required to give:

                    (1)  Written certification that it is not a
U.S. Person and that the Warrant is not being exercised on behalf of a U.S. Person; or

                    (2)  A written opinion of counsel to the
effect that the Warrant and the securities delivered upon exercise thereof have not been registered under the Securities
Act or are exempt from registration thereunder; and

                         (A)  Procedures are implemented to
ensure that the Warrant may not be exercised within the United States, and that the securities may not be delivered within the United States upon exercise, other than in offerings deemed to meet the definition of "offshore transaction" pursuant to Regulation S, unless registered under the Securities Act or an exemption from such registration is available.

          (v) Investors and the Placement Agent agree not to engage in hedging transactions with respect to the Securities prior to the expiration of the Distribution Compliance Period. For offers and sales of the Securities prior to the expiration of the Distribution Compliance Period, such offering materials must state that hedging transactions involving those securities may not be conducted unless in compliance with the Securities Act and Regulation S promulgated thereunder.

          (vi) Investors and the Placement Agent agree to comply with the provisions of Regulation S in connection with Offshore Resales, as defined therein.

     Section 3.14 Understanding. The Subscriber understands that the Company is the issuer of the securities which are the subject of this Agreement, and that, for purposes of Regulation S, a "distributor" is any underwriter, dealer or other person who participates, pursuant to a contractual arrangement, in the distribution of securities offered or sold in reliance on Regulation S and that an "affiliate" is any partner, officer, director or any person directly or indirectly controlling, controlled by or under common control with the person in question. In this regard, the Subscriber shall not, in violation of the provisions of Regulation S, act as a distributor, either directly or through any affiliate, nor shall he sell, transfer, hypothecate or otherwise convey the Securities or any interest therein, other than outside the United States to a non-U.S. person.

                           ARTICLE IV

         Representations and Warranties of the Company

     The Company represents and warrants to the Investors and the Placement Agent that:

     Section 4.1 Organization of the Company. The Company is a corporation duly incorporated and existing in good standing under the laws of the State of California and has all requisite corporate authority to own its properties and to carry on its business as now being conducted except as described in the SEC Documents. The Company is duly qualified as a foreign corporation to do business and is in good standing in every jurisdiction in which the nature of the business conducted or property owned by it makes such qualification necessary, other than those in which the failure so to qualify would not reasonably be expected to have a Material Adverse Effect.

     Section 4.2 Authority. (i) The Company has the requisite corporate power and authority to enter into and perform its obligations under this Agreement, and all Exhibits annexed hereto, and to issue to the Investors and the Placement Agent the Shares, the Warrants and the Warrant Shares, (ii) the execution, issuance and delivery of this Agreement, and all Exhibits annexed hereto by the Company and the consummation by it of the transactions contemplated hereby have been duly authorized by all necessary corporate action and no further consent or authorization of the Company or its Board of Directors, and (iii) this Agreement, and all Exhibits annexed hereto have been duly executed and delivered by the Company and constitute valid and binding obligations of the Company enforceable against the Company in accordance with their terms, except as such enforceability may be limited by applicable bankruptcy, insolvency, or similar laws relating to, or affecting generally the enforcement of, creditors' rights and remedies or by other equitable principles of general application.

     Section 4.3 Capitalization. The authorized capital stock of the Company consists of 30,000,000 shares of Common Stock, no par value per share, of which 4,172,431 shares are issued and outstanding, and 10,000,000 shares of preferred stock, no par value per share, of which 15,246 have been designated as Series A Preferred Stock, and 8,081 are issued and outstanding. All of the outstanding shares of Common Stock of the Company have been duly and validly authorized and issued and are fully paid and nonassessable.

     Section 4.4    Common Stock.  The Company has registered its
Common Stock pursuant to Section 12(g) of the Exchange Act and is in full compliance with all reporting requirements of the Exchange Act, and such Common Stock is currently listed or quoted on the Nasdaq Small Cap Stock Market. The Company is a
"Reporting Issuer" as defined in Rule 902 of Regulation S.

     Section 4.5. SEC Documents. The Company has delivered or made available to the Investors true and complete copies of the SEC Documents filed by the Company with the SEC during the twelve (12) months immediately preceding the Subscription Date (including, without limitation, proxy information and solicitation materials). The Company has not provided to any of the Investors any information that, according to applicable law, rule or regulation, should have been disclosed publicly prior to the date hereof by the Company, but which has not been so disclosed. The SEC Documents comply in all material respects with the requirements of the Securities Act or the Exchange Act, as the case may be, and rules and regulations of the SEC promulgated thereunder and none of the SEC Documents contained any untrue statement of a material fact or omitted to state a material fact required to be stated therein or necessary in order to make the statements therein, in light of the circumstances under which they were made, not misleading.
The financial statements of the Company included in the SEC Documents comply as to form in all material respects with applicable accounting requirements and the published rules and regulations of the SEC or other applicable rules and regulations with respect thereto. Such financial statements have been prepared in accordance with generally accepted accounting principles applied on a consistent basis during the periods involved (except (i) as may be otherwise indicated in such financial statements or the notes thereto or (ii) in the case of unaudited interim statements, to the extent they may not include footnotes or may be condensed or summary statements) and fairly present in all material respects the financial position of the Company as of the dates thereof and the results of operations and cash flows for the periods then ended (subject, in the case of unaudited statements, to normal year-end audit adjustments).

     Section 4.6 Valid Issuances. When issued and payment has been made therefor (in the case of the Investors), the Shares, Warrants and the Warrant Shares will be duly and validly issued, fully paid, and nonassessable. Neither the issuance of the Shares, Warrants nor the Warrant Shares, pursuant to, nor the Company's performance of its obligations under, this Agreement, and all Exhibits annexed hereto will (i) result in the creation or imposition by the Company of any liens, charges, claims or other encumbrances upon the Shares, Warrants or the Warrant Shares, or any of the assets of the Company, or (ii) entitle the holders of Outstanding Capital Shares to preemptive or other rights to subscribe to or acquire the Capital Shares or other securities of the Company.

     Section 4.7 Corporate Documents. The Company has furnished or made available to each of the Investors true and correct copies of the Company's Articles of Incorporation, as amended and in effect on the date hereof (the "Certificate"), and the Company's By-Laws, as amended and in effect on the date hereof (the "By-Laws").

     Section 4.8 No Conflicts. The execution, delivery and performance of this Agreement by the Company and the consummation by the Company of the transactions contemplated hereby, including without limitation the issuance of the Securities, do not and will not (i) result in a violation of the Company's

Articles of Incorporation or By-Laws or (ii) conflict with, or constitute a material default (or an event that with notice or lapse of time or both would become a default) under, or give to others any rights of termination, amendment, acceleration or cancellation of, any material agreement, indenture, instrument or any "lock-up" or similar provision of any underwriting or similar agreement to which the Company is a party, or (iii) result in a violation of any federal, state or local law, rule, regulation, order, judgment or decree (including federal and state securities laws and regulations) applicable to the Company or by which any property or asset of the Company is bound or affected, nor is the Company otherwise in violation of, conflict with or in default under any of the foregoing as would not reasonably be expected to have, individually or in the aggregate, a Material Adverse Effect. The business of the Company is not being conducted in violation of any law, ordinance or regulation of any governmental entity, except for possible violations that either singly or in the aggregate would not reasonably be expected to have a Material Adverse Effect. The Company is not required under federal, state or local law, rule or regulation to obtain any consent, authorization or order of, or make any filing or registration with, any court or governmental agency in order for it to execute, deliver or perform any of its obligations under this Agreement or issue and sell the Securities, in accordance with the terms hereof; provided that, for purposes of the representation made in this sentence, the Company is assuming and relying upon the accuracy of the relevant representations and agreements of the Investors herein.

     Section 4.9    No Material Adverse Change.  Since December
31, 1998, no Material Adverse Effect has occurred or exists with respect to the Company, except as disclosed in the SEC Documents, or as publicly announced.

     Section 4.10 No Undisclosed Liabilities. The Company has no liabilities or obligations which are material, individually or in the aggregate, that are not disclosed in the SEC Documents or otherwise publicly announced, other than those set forth in the Company's financial statements or as incurred in the ordinary course of the Company's businesses since December 31, 1998, and which, individually or in the aggregate, would not reasonably be expected to have a Material Adverse Effect.

     Section 4.11   No Undisclosed Events or Circumstances.
Since December 31, 1998, no event or circumstance has occurred or exists with respect to the Company or its businesses, properties, prospects, operations or financial condition, that, under applicable law, rule or regulation, requires public disclosure or announcement prior to the date hereof by the Company but which has not been so publicly announced or disclosed in the SEC Documents.

     Section 4.12 Litigation and Other Proceedings. Except as may be set forth in the SEC Documents, there are no lawsuits or proceedings pending or to the knowledge of the Company threatened, against the Company, nor has the Company received any written or oral notice of any such action, suit, proceeding or investigation, which would reasonably be expected to have a Material Adverse Effect. Except as set forth in the SEC Documents, no judgme nt, order, writ, injunction or decree or award has been issued by or, so far as is known by the Company, requested of any court, arbitrator or governmental agency which would be reasonably expected to result in a Material Adverse Effect.

     Section 4.13 Accuracy of Reports and Information. The Company is in compliance, to the extent applicable, with all reporting obligations under either Section 12(b), 12(g) or 15(d) of the 1934 Act. The Company has registered its Common Stock pursuant to Section 12 of the 1934 Act and the Common Stock is listed and trades on the Nasdaq SmallCap Market. The Company has complied in all material respects and to the extent applicable with all reporting obligations, under either Section 13(a) or 15(d) of the 1934 Act for a period of at least twelve (12) months immediately preceding the offer and sale of the Securities (or for such shorter period that the Company has been required to file such material).

     Section 4.14   Dilution.  The Company is aware and
acknowledges that the issuance of the Shares and exercise of the Warrants may cause dilution to existing stockholders and may significantly increase the outstanding number of shares of Common
Stock.

     Section 4.15   Employee Relations.  The Company is not
involved in any labor dispute, nor, to the knowledge of the Company, is any such dispute threatened which could reasonably be expected to have a Material Adverse Effect. None of the Company's employees is a member of a union and the Company believes that its relations with its employees are good.

     Section 4.16 Environmental Laws. The Company is (i) in compliance with any and all foreign, federal, state and local laws and regulations relating to the protection of human health and safety, the environment or hazardous or toxic substances or wastes, pollutants or contaminants and which the Company know is applicable to them ("Environmental Laws"), (ii) has received all permits, licenses or other approvals required under applicable Environmental Laws to conduct its business, and (iii) is in compliance with all terms and conditions of any such permit, license or approval.

     Section 4.17 Insurance. The Company is insured by insurers of recognized financial responsibility against such losses and risks and in such amounts as management of the Company believes to be prudent and customary in the businesses in which the Company is engaged. The Company has no notice to believe that it will not be able to renew its existing insurance coverage as and when such coverage expires, or obtain similar coverage from similar insurers as may be necessary to continue its business at a cost that would not materially and adversely affect the condition, financial or otherwise, or the earnings, business or operation, of the Company.

     Section 4.18 Board Approval. The Board of Directors of the Company has concluded, in its good faith business judgment, that the issuances of the securities of the Company in connection with this Agreement are in the best interests of the Company.

                           ARTICLE V

                   Covenants of the Investors

     Section 5.1 9.99%Limitations. The number of shares of Common Stock which may be voluntarily acquired by any of the Investors pursuant to the terms of this Agreement shall not exceed the number of such shares which, when aggregated with all other shares of Common Stock then owned by any of the Investors, beneficially or deemed beneficially owned by any of the Investors, inclusive of Warrant Shares, would result in any of the Investors owning more than 9.99% of the issued and outstanding Common Stock of the Company in accordance with Rule 13d-3 of the Exchange Act and the regulations promulgated thereunder.

     The preceding paragraph shall not interfere with any Investor's right to convert Preferred Stock which in the aggregate totals more than 9.99% of the then outstanding shares of Common Stock so long as the Investor does not own more than 9.99% of the outstanding Common Stock at any given time. The foregoing limitation shall not apply to the Automatic Conversion provision contained in Section IV K of the Certificate of Determination.

                           ARTICLE VI

                    Covenants of the Company

     Section 6.1 Registration Rights. The Company shall cause the Registration Rights Agreement to remain in full force and effect so long as any Registrable Securities remain outstanding and the Company shall comply in all material respects with the terms thereof.

     Section 6.2 Reservation of Common Stock. As of the date hereof, the Company has reserved and the Company shall continue to reserve and keep available at all times, free of preemptive rights, shares of Common Stock for the purpose of enabling the Company to satisfy any obligation to issue the Warrant Shares.

     Section 6.3 Listing of Common Stock. The Company hereby agrees to maintain the listing of the Common Stock on the Principal Market, and as soon as practicable after the Subscription Date to list all of the Shares and the Warrant Shares issuable hereunder. The Company further agrees, if the Company applies to have the Common Stock traded on any other Principal Market, it will include in such application all of the Shares and the Warrant Shares, and will take such other action as is reasonably necessary or desirable in the opinion of the Investors to cause the Common Stock to be listed on such other Principal Market as promptly as possible. The Company will comply with the listing and trading requirements of its Common Stock on a Principal Market (including, without limitation, maintaining sufficient net tangible assets) and will comply in all respects with the Company's reporting, filing and other obligations under the bylaws or rules of the Principal Market.
In the event the Company receives notification from Nasdaq concerning delisting of the Common Stock on the Principal Market, the Company will comply with all applicable listing standards of the Principal Market.

     Section 6.4 Exchange Act Registration. Until the earlier to occur of (i) four years after the Subscription Date, or (ii) the Securities are no longer held by the Investors, the Company will use its best efforts to maintain the registration of its Common Stock under Section 12 of the Exchange Act, will comply in all respects with its reporting and filing obligations under the Exchange Act, and until the earlier to occur of (i) four years after the Subscription Date or (ii) the Securities are no longer held by the Investors, the Company will not take any action or file any document (whether or not permitted by Exchange Act or the rules thereunder) to terminate or suspend such registration or to terminate or suspend its reporting and filing obligations under said Act.

     Section 6.5    Legends.  The certificates evidencing the
Securities shall be free of legends, except as set forth in
Article VIII.

     Section 6.6 Corporate Existence. The Company will take all steps necessary to preserve and continue the corporate existence of the Company.

     Section 6.7 Consolidation; Merger. The Company shall not, at any time after the date hereof, effect any merger or consolidation of the Company with or into, or a transfer of all or substantially all of the assets of the Company to, another entity (a "Consolidation Event") unless the resulting successor or acquiring entity (if not the Company) assumes by written instrument the obligation to deliver to the Investors and the Placement Agent such shares of stock and/or securities as the Investors and the Placement Agent are entitled to receive pursuant to this Agreement.

     Section 6.8 Issuance of Shares and Warrant Shares. The issuance of the Shares and the Warrant Shares pursuant to exercise of the Warrants shall be made in accordance with the provisions and requirements of Regulation S and any applicable state securities law.

     Section 6.9 Legal Opinion. The Company's independent counsel shall deliver to the Investors upon execution of this Agreement, an opinion in the form of Exhibit C annexed hereto.

     Section 6.10 Restrictions on Future Financings. The Company agrees that it will not, without the prior written consent of all of the Investors, enter into any subsequent or further offer or sale of Common Stock, or any securities or other instruments convertible into shares of Common Stock, with any party that is not a party to this Agreement until the Registration Statement has been effective for sixty days. This restriction shall not apply to: (a) the issuance of securities (other than for cash) in connection with a merger, consolidation, sale of assets, or other disposition, (b) the exchange of Capital Shares for assets, stock, or joint venture interest, (c) an offering of any of the Company's securities at then current market prices with no repricing or reset provisions, or (d) any employee benefit plan; provided, however, that any action contemplated under this Section is subject to the condition that registration right if any, in connection with such action shall not require the filing by the Company of a registration statement of such shares prior to sixty days after the Effective Date.

                          ARTICLE VII

 Due Diligence Review; Non-Disclosure of Non-Public Information

     Section 7.1 Due Diligence Review. The Company shall make available for inspection and review by the Investors, advisors to and representatives of the Investors (who may or may not be affiliated with the Investors), any underwriter participating in any disposition of the Registrable Securities on behalf of the Investors pursuant to the Registration Statement, any such registration statement or amendment or supplement thereto or any blue sky, NASD or other filing, all financial and other records, all SEC Documents and other filings with the SEC, and all other corporate documents and properties of the Company as may be reasonably necessary for the purpose of such review, and cause the Company's officers, directors and employees to supply all such information reasonably requested by any of the Investors or any such representative, advisor or underwriter in connection with such Registration Statement (including, without limitation, in response to all questions and other inquiries reasonably made or submitted by any of them), prior to and from time to time after the filing and effectiveness of the Registration Statement for the sole purpose of enabling the Investors and such representatives, advisors and underwriters and their respective accountants and attorneys to conduct initial and ongoing due diligence with respect to the Company and the accuracy of the Registration Statement.

     Section 7.2    Non-Disclosure of Non-Public Information

          (a) The Company shall not disclose non-public information to the Investors, advisors to, or representatives of, the Investors unless prior to disclosure of such information the Company identifies such information as being non-public information and provides each Investor, and its advisors and representatives with the opportunity to accept or refuse to accept such non-public information for review. The Company may, as a condition to disclosing any non-public information hereunder, require each of the Investors advisors and representatives to enter into a confidentiality agreement in form reasonably satisfactory to the Company and the Investors.

          (b) Nothing herein shall require the Company to disclose non-public information to any of the Investors or their advisors or representatives, and the Company represents that it does not disseminate non-public information to any investors who purchase stock in the Company in a public offering, to money managers or to securities analysts, provided, however, that notwithstanding anything herein to the contrary, the Company will, as hereinabove provided, immediately notify the advisors and representatives of the Investors and, if any, underwriters, of any event or the existence of any circumstance (without any obligation to disclose the specific event or circumstance) of which it becomes aware, constituting non-public information (whether or not requested of the Company specifically or generally during the course of due diligence by such persons or entities), which, if not disclosed in the prospectus included in the Registration

Statement would cause such prospectus to include a material misstatement or to omit a material fact required to be stated therein in order to make the statements, therein, in light of the circumstances in which they were made, not misleading. Nothing contained in this Section shall be construed to mean that such persons or entities other than the Investors (without the written consent of the Investors prior to disclosure of such information) may not obtain non-public information in the course of conducting due diligence in accordance with the terms of this Agreement and nothing herein shall prevent any such persons or entities from notifying the Company of their opinion that based on such due diligence by such persons or entities, that the Registration Statement contains an untrue statement of a material fact or omits a material fact required to be stated in the Registration Statement or necessary to make the statements contained therein, in light of the circumstances in which they were made, not misleading.

                          ARTICLE VIII

                            Legends

     Section 8.1    Legends.  The certificates representing the
Securities shall be subject to a legend restricting transfer under the Act, such legend to be substantially as follows:

          "THE SECURITIES EVIDENCED BY THIS CERTIFICATE HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (TOGETHER WITH THE REGULATIONS PROMULGATED THEREUNDER, THE "SECURITIES ACT"), AND MAY NOT BE SOLD, OFFERED FOR SALE, TRANSFERRED, PLEDGED OR HYPOTHECATED WITHIN THE UNITED STATES (AS THAT TERM IS DEFINED IN REGULATION S PROMULGATED UNDER THE SECURITIES ACT) OR TO A U.S. PERSON (AS THAT TERM IS DEFINED IN REGULATION S) IN THE ABSENCE OF AN EFFECTIVE REGISTRATION STATEMENT FILED UNDER SAID ACT AND ANY APPLICABLE STATE SECURITIES LAWS, UNLESS AN EXEMPTION FROM SUCH REGISTRATION IS AVAILABLE. HEDGING TRANSACTIONS INVOLVING THESE SECURITIES MAY NOT BE CONDUCTED UNLESS IN COMPLIANCE WITH THE SECURITIES ACT."

     The Warrants shall also be subject to an additional legend stating that the Warrants and the securities to be issued upon their exercise have not been registered under the Securities Act and that the Warrants may not be exercised by or on behalf of any U.S. Person (as defined under Regulation S) unless registered under the Securities Act or any exemption from registration is available.

     The certificates representing the Securities, and each certificate issued in transfer thereof, will also bear any legend required under any applicable state securities law.

     Upon the execution and delivery hereof, the Company is issuing to the transfer agent for its Common Stock (and to any substitute or replacement transfer agent for its Common Stock upon the Company's appointment of any such substitute or replacement transfer agent) instructions in substantially the form of Exhibit D hereto. Such instructions shall be irrevocable by the Company from and after the date hereof or from and after the issuance thereof to any such substitute or replacement transfer agent, as the case may be, except as otherwise expressly provided in the Registration Rights Agreement. It is the intent and purpose of such instructions, as provided therein, to require the transfer agent for the Common Stock from time to time upon transfer of Registrable Securities by the Investors or the Placement Agent to issue certificates evidencing such Registrable Securities free of the Legend during the following periods and under the following circumstances and without consultation by the transfer agent with the Company or its counsel and without the need for any further advice or instruction or documentation to the transfer agent by or from the Company or its counsel or the Investors:

          (a) at any time after the Effective Date, upon surrender of one or more certificates evidencing the Warrants, that bear the Legend, to the extent accompanied by a notice requesting the issuance of new certificates free of the Legend to replace those surrendered; provided that (i) the Registration Statement shall then be effective; (ii) the Investor(s) and/or the Placement Agent confirm to the transfer agent that it has sold, pledged or otherwise transferred or agreed to sell, pledge or otherwise transfer such Common Stock in a bona fide transaction to a third party that is not an affiliate of the Company; and (iii) the Investor(s) and/or Placement Agent confirm to the transfer agent that the Investor(s) and/or Placement Agent have complied with the prospectus delivery requirement.

          (b) at any time upon any surrender of one or more certificates evidencing Registrable Securities that bear the Legend, to the extent accompanied by a notice requesting the issuance of new certificates free of the Legend to replace those surrendered and containing representations that (i) the Investor(s) and/or the Placement Agent is permitted to dispose of such Registrable Securities, without limitation as to amount or manner of sale pursuant to Rule 144(k) under the Securities Act or (ii) the Investor(s) and/or Placement Agent has sold, pledged or otherwise transferred or agreed to sell, pledge or otherwise transfer such Registrable Securities, in a manner other than pursuant to an effective registration statement, to a transferee who will upon such transfer be entitled to freely tradeable securities. The Company shall have counsel provide any and all opinions necessary for the sale under Rule 144.

     Any of the notices referred to above in this Section 8.1 may be sent by facsimile to the Company's transfer agent.

     Section 8.2 No Other Legend or Stock Transfer Restrictions. No legend other than those specified in Section
8.1 have been or shall be placed on the certificates representing the Shares or the Warrants, and no instructions or "stop transfer orders," so called, "stock transfer restrictions," or other restrictions have been or shall be given to the Company's transfer agent with respect thereto other than as expressly set forth in this Article VIII.

     Section 8.3    Investor's Compliance.  Nothing in this
Article shall affect in any way any of the Investors obligations under any agreement to comply with all applicable securities laws upon resale of the Securities.

                           ARTICLE IX

                         Choice of Law

     Section 9.1 Choice of Law; Venue; Jurisdiction. This Agreement will be construed and enforced in accordance with and governed by the laws of the State of California, except for matters arising under the Securities Act, without reference to principles of conflicts of law. The party commencing any legal action shall have the option of choosing the jurisdiction of the U.S. District Court sitting in the Southern District of the State of New York or in the Northern or Central District of California in connection with any dispute arising under this Agreement and hereby waives, to the maximum extent permitted by law, any objection, including any objection based on forum non conveniens, to the bringing of any such proceeding in such jurisdictions. Each party hereby agrees that if another party to this Agreement obtains a judgment against it in such a proceeding, the party which obtained such judgment may enforce same by summary judgment in the courts of any country having jurisdiction over the party against whom such judgment was obtained, and each party hereby waives any defenses available to it under local law and agrees to the enforcement of such a judgment. Each party to this Agreement irrevocably consents to the service of process in any such proceeding by the mailing of copies thereof by registered or certified mail, postage prepaid, to such party at its address set forth herein. Nothing herein shall affect the right of any party to serve process in any other manner permitted by law. Each party waives its right to a trial by jury.

                           ARTICLE X

      Assignment; Entire Agreement, Amendment; Termination

     Section 10.1 Assignment. The Investor's interest in this Agreement and its ownership of the Shares and Warrants may be assigned or transferred at any time, in whole or in part, to any other person or entity (including any affiliate of the Investor) who agrees to, and truthfully can, make the representations and warranties contained in Article III and who agrees to be bound by the covenants of Article V. The provisions of this Agreement shall inure to the benefit of, and be enforceable by, any transferee of any of the Common Stock purchased or acquired by the Investors hereunder with respect to the Common Stock held by such person.

     Section 10.2 Termination. This Agreement shall terminate upon the earliest of (i) the date that all the Registrable Securities have been sold by the Investors pursuant to the Registration Statement; (ii) the date the Investors receive an opinion from counsel to the Company that all of the Registrable Securities may be sold under the provisions of Rule 144; or (iii) three years after the Subscription Date; provided, however, that the provisions of Articles III, IV, V, VI (as long as the Securities are beneficially owned by any of the Investors or the Placement Agent, or their permitted assigns), VIII, IX, X, XI, and XII, herein, and the registration rights provisions for the Registrable Securities held by the Investors and the Placement Agent set forth in this Agreement, and the Registration Rights Agreement, shall survive the termination of this Agreement.

                           ARTICLE XI

                            Notices

     Section 11.1 Notices. All notices, demands, requests, consents, approvals, and other communications required or permitted hereunder shall be in writing and, unless otherwise specified herein, shall be (i) personally served, (ii) deposited in the mail, registered or certified, return receipt requested, postage prepaid, (iii) delivered by reputable air courier service with charges prepaid, or (iv) transmitted by hand delivery, telegram, or facsimile, addressed as set forth below or to such other address as such party shall have specified most recently by written notice. Any notice or other communication required or permitted to be given hereunder shall be deemed effective (a) upon hand delivery or delivery by facsimile, with accurate confirmation generated by the transmitting facsimile machine, at the address or number designated below (if delivered on a business day during normal business hours where such notice is to be received), or the first business day following such delivery (if delivered other than on a business day during normal business hours where such notice is to be received) or (b) on the second business day following the date of mailing by reputable courier service, fully prepaid, addressed to such address, or upon actual receipt of such mailing, whichever shall first occur. The addresses for such communications shall be:

     If to Mustang Software, Inc.:

                         Mustang Software, Inc.
                         6200 Lake Ming Road
                         Bakersfield, CA 93306
                         Attention: Jim Harrer
                         Facsimile: (661) 873-2457
                         Telephone: (661) 873-2500

     If to the Investors, at the addresses listed on Schedule A.

     If to the Placement Agent, at the address listed on the first page of this Agreement.

     with a copy to:

                         The Goldstein Law Group
                         65 Broadway, 10th Floor
                         New York, New York  10006
                         Attention:  Jeff Stein
                         Telephone: (212) 809-4220
                         Facsimile:  (212) 809-4228

     Either party hereto may from time to time change its address or facsimile number for notices under this Section 11.1 by giving at least ten (10) days' prior written notice of such changed address or facsimile number to the other party hereto.

     Section 11.2   Indemnification.   The Company agrees to
indemnify and hold harmless each of the Investors and each officer, director of the Investors or person, if any, who controls the Investor within the meaning of the Securities Act against any losses, claims, damages or liabilities, joint or several (which shall, for all purposes of this Agreement, include, but not be limited to, all costs of defense and investigation and all attorneys' fees), to which the Investors may become subject, under the Securities Act or otherwise, insofar as such losses, claims, damages or liabilities (or actions in respect thereof) arise out of or are based upon the breach of any term of this Agreement. This indemnity agreement will be in addition to any liability which the Company may otherwise have.
Each Investor agrees that it will indemnify and hold harmless the Company, and each officer, director of the Company or person, if any, who controls the Company within the meaning of the Securities Act, against any losses, claims, damages or liabilities (which shall, for all purposes of this Agreement, include, but not be limited to, all costs of defense and investigation and all attorneys' fees) to which the Company or any such officer, director or controlling person may become subject under the Securities Act or otherwise, insofar as such losses claims, damages or liabilities (or actions in respect thereof) arise out of or are based upon the breach of any term of this Agreement. This indemnity agreement will be in addition to any liability which the Investors or any subsequent assignee may otherwise have.

     Promptly after receipt by an indemnified party under this Section of notice of the commencement of any action, such indemnified party will, if a claim in respect thereof is to be made against the indemnifying party under this Section, notify the indemnifying party of the commencement thereof; but the omission so to notify the indemnifying party will not relieve the indemnifying party from any liability which it may have to any indemnified party otherwise than as to the particular item as to which indemnification is then being sought solely pursuant to this Section. In case any such action is brought against any indemnified party, and it notifies the indemnifying party of the commencement thereof, the indemnifying party will be entitled to participate in, and, to the extent that it may wish, jointly with any other indemnifying party similarly notified, assume the defense thereof, subject to the provisions herein stated and after notice from the indemnifying party to such indemnified party of its election so to assume the defense thereof, the indemnifying party will not be liable to such indemnified party under this Section for any legal or other expenses subsequently incurred by such indemnified party in connection with the defense thereof other than reasonable costs of investigation, unless the indemnifying party shall not pursue the action to its final conclusion. The indemnified party shall have the right to employ separate counsel in any such action and to participate in the defense thereof, but the fees and expenses of such counsel shall not be at the expense of the indemnifying party if the indemnifying party has assumed the defense of the action with counsel reasonably satisfactory to the indemnified party; provided that if the indemnified party is one of the Investors, the fees and expenses of such counsel shall be at the expense of the indemnifying party if

     (i) the employment of such counsel has been specifically authorized in writing by the indemnifying party, or (ii) the named parties to any such action (including any impleaded parties) include both the Investor and the indemnifying party and the Investor shall have been advised by such counsel that there may be one or more legal defenses available to the indemnifying party different from or in conflict with any legal defenses which may be available to the Investors (in which case the indemnifying party shall not have the right to assume the defense of such action on behalf of the Investors, it being understood, however, that the indemnifying party shall, in connection with any one such action or separate but substantially similar or related actions in the same jurisdiction arising out of the same general allegations or circumstances, be liable only for the reasonable fees and expenses of one separate firm of attorneys for the Investor(s), which firm shall be designated in writing by the Investor(s)). No settlement of any action against an indemnified party shall be made without the prior written consent of the indemnified party, which consent shall not be unreasonably withheld.

     Section 11.3 Contribution. In order to provide for just and equitable contribution under the Securities Act in any case in which (i) the indemnified party makes a claim for indemnification pursuant to Section 11.2 hereof but is judicially determined (by the entry of a final judgment or decree by a court of competent jurisdiction and the expiration of time to appeal or the denial of the last right of appeal) that such indemnification may not be enforced in such case notwithstanding the fact that the express provisions of Section 11.2 hereof provide for indemnification in such case, or (ii) contribution under the Securities Act may be required on the part of any indemnified party, then the Company and the applicable Investor shall contribute to the aggregate losses, claims, damages or liabilities to which they may be subject (which shall, for all purposes of this Agreement, include, but not be limited to, all costs of defense and investigation and all attorneys' fees), in either such case (after contribution from others) on the basis of relative fault as well as any other relevant equitable considerations. The amount paid or payable by an indemnified party as a result of the losses, claims, damages or liabilities (or actions in respect thereof) referred to above in Section 11.2 shall be deemed to include any legal or other expenses reasonably incurred by such indemnified party in connection with investigating or defending any such action or claim. No person guilty of fraudulent misrepresentation (within the meaning of Section 11(f) of the Securities Act) shall be entitled to contributions from any person who was not guilty of such fraudulent misrepresentation.

                           ARTICLE XII

                          Miscellaneous

     Section 12.1 Counterparts; Facsimile; Amendments. This Agreement may be executed in multiple counterparts, each of which may be executed by less than all of the parties and shall be deemed to be an original instrument which shall be enforceable against the parties actually executing such counterparts and all of which together shall constitute one and the same instrument. Except as otherwise stated herein, in lieu of the original documents, a facsimile transmission or copy of the original documents shall be as effective and enforceable as the original. This Agreement may be amended only by a writing executed by the Company on the one hand, and all of the Investors, and the Placement Agent, on the other hand.

     Section 12.2 Entire Agreement. This Agreement, the Exhibits or Attachments hereto, which include, but are not limited to the Warrants and the Registration Rights Agreement, set forth the entire agreement and understanding of the parties relating to the subject matter hereof and supersede all prior and contemporaneous agreements, negotiations and understandings between the parties, both oral and written relating to the subject matter hereof. The terms and conditions of all Exhibits and Attachments to this Agreement are incorporated herein by this reference and shall constitute part of this Agreement as is fully set forth herein.

     Section 12.3 Survival; Severability. The representations, warranties, covenants and agreements of the parties hereto shall survive each Closing hereunder. In the event that any provision of this Agreement becomes or is declared by a court of competent jurisdiction to be illegal, unenforceable or void, this Agreement shall continue in full force and effect without said provision; provided that such severability shall be ineffective if it materially changes the economic benefit of this Agreement to any party.

     Section 12.4   Title and Subtitles.  The titles and
subtitles used in this Agreement are used for convenience only and are not to be considered in construing or interpreting this Agreement.

     Section 12.5 Reporting Entity for the Common Stock. The reporting entity relied upon for the determination of the trading price or trading volume of the Common Stock on any given Trading Day for the purposes of this Agreement and all Exhibits shall be Bloomberg, L.P. or any successor thereto. The written mutual consent of the Investor and the Company shall be required to employ any other reporting entity.

     Section 12.6 Replacement of Certificates. Upon (i) receipt of evidence reasonably satisfactory to the Company of the loss, theft, destruction or mutilation of a certificate representing the Common Stock, and (ii) in the case of any such loss, theft or destruction of such certificate, upon delivery of an indemnity agreement or security reasonably satisfactory in form and amount to the Company or (iii) in the case of any such mutilation, on surrender and cancellation of such certificate, the Company at its expense will execute and deliver, in lieu thereof, a new certificate of like tenor.

     Section 12.7 Fees and Expenses. Each of the parties shall pay its own fees and expenses (including the fees of any attorneys, accountants, appraisers or others engaged by such party) in connection with this Agreement and the transactions contemplated hereby, except that the Company shall pay on the Subscription Date to the Placement Agent 3,000 shares of Common Stock, and (B) a warrant to purchase 3,000 shares of Common Stock, for Placement Agent fees.

     Section 12.8   Noncircumvention.  The Company and the
Investors agree that they shall not circumvent this Agreement and the Company's obligation to pay fees to the Placement Agent, and the Placement Agent agrees that it will not circumvent the provisions of this Agreement.

          [Remainder of Page Intentionally Left Blank]

                    [Signature Page Follows]

     IN WITNESS WHEREOF, the parties hereto have caused this Securities Purchase Agreement to be executed by the undersigned, thereunto duly authorized, as of the date first set forth above.

                                   MUSTANG SOFTWARE, INC.


                                   By:________________________
                                        C. Scott Hunter, Vice President


                                   By:________________________
                                        Donald M. Leonard,
                                        Chief Financial Officer



                                   SETTONDOWN CAPITAL INTER-
                                   NATIONAL LTD., Placement Agent


                                   By:________________________



                                   INVESTORS:

                                   Settondown Capital
                                   International, Ltd.


                                   By:________________________


                                   The Cuttyhunk Fund Limited


                                   By:________________________

                                   SCHEDULE A


Investors:

     Settondown Capital International, Ltd.,
     Charlotte House, Charlotte Street
     P.O. Box N. 9204, Nassau, Bahamas,
     Attention: Anthony L.M. Inder Riden,
     Telephone: (242) 325-1033
      Facsimile: (242) 323-7918

     The Cuttyhunk Fund Limited
     73 Front Street
     Hamilton HM 12, Bermuda
     Attention: Robert Rans
     Telephone: (441) 295-8658.
     Facsimile: (441) 292-6274

                                                     Exhibit 10.2

                                                        EXHIBIT A

                 REGISTRATION RIGHTS AGREEMENT


     THIS REGISTRATION RIGHTS AGREEMENT, dated the 31st day of March, 1999, between the entities listed on Schedule A attached hereto (referred to as a the "Purchaser" or "Purchasers"), SETTONDOWN CAPITAL INTERNATIONAL LTD. (the "Placement Agent" together with the Purchaser is also hereinafter referred to as the "Holder" or "Holders") located at Charlotte House, Charlotte Street, P.O. Box N. 9204, Nassau, Bahamas, a corporation organized under the laws of Bahamas, and MUSTANG SOFTWARE, INC., a corporation incorporated under the laws of the State of California, and having its principle place of business at 6200 Lake Ming Road, Bakersfield, CA 93306 (the "Company").

     WHEREAS, simultaneously with the execution and delivery of this Agreement, the Purchaser is purchasing from the Company, pursuant to a Securities Purchase Agreement dated the date hereof (the "Securities Purchase Agreement"), shares of Common Stock, and Warrants (hereinafter collectively referred to as the "Securities" of the Company); All capitalized terms not hereinafter defined shall have that meaning assigned to them in the Securities Purchase Agreement; and

     WHEREAS, simultaneously with the execution and delivery of this Agreement, the Company shall issue to the Placement Agent, in return for services rendered, from time to time as provided in the Securities Purchase Agreement, shares of Common Stock, and Warrants (hereinafter also collectively referred to as the "Securities" of the Company).; and

     WHEREAS, the Company desires to grant to the Holders the registration rights set forth herein with respect to the securities set forth in Section 1.24 Securities Purchase
Agreement.

     NOW, THEREFORE, the parties hereto mutually agree as follows:

     Section 1. Registrable Securities. As used herein the term "Registrable Security" means the Securities; provided, however, that with respect to any particular Registrable Security, such security shall cease to be a Registrable Security when, as of the date of determination, (i) it has been effectively registered under the Securities Act of 1933, as amended (the "1933 Act") and disposed of pursuant thereto, (ii) registration under the 1933 Act is no longer required for the immediate public distribution of such security as a result of the provisions of Rule 144 promulgated under the 1933 Act, or (iii) it has ceased to be outstanding. The term "Registrable Securities" means any and/or all of the securities falling within the foregoing definition of a "Registrable Security." In the event of any merger, reorganization, consolidation, recapitalization or other change in corporate structure affecting the Common Stock, such adjustment shall be made in the definition of "Registrable Security" as is appropriate in order to prevent any dilution or enlargement of the rights granted pursuant to this Section 1.

     Section 2. Restrictions on Transfer. The Holder acknowledges and understands that prior to the registration of the Securities as provided herein, the Securities are "restricted securities" as defined in Rule 144 promulgated under the Act.
The Holder understands that no disposition or transfer of the Securities may be made by Holder in the absence of (i) an opinion of counsel to the Holder that such transfer may be made without registration under the 1933 Act or (ii) such registration.

     Section 3.  Registration Rights.

          (a) The Company agrees that it will prepare and file with the Securities and Exchange Commission ("Commission"), no earlier than thirty (30) days nor later than forty-five (45) following the Closing Date, a registration statement (on Form S-3, or other appropriate registration statement) under the 1933 Act (the "Registration Statement"), at the sole expense of the Company (except as provided in Section 3(c) hereof), in respect of all holders of Registrable Securities, so as to permit a public offering and sale of the Registrable Securities under the Act.

          The Company shall use its best efforts to cause (i) the Registration Statement to become effective on or before ninety
(90) days following the Closing Date. The number of shares of Common Stock designated in the Registration Statement to be registered shall be one hundred (100%) percent of the number of Securities that would be required if all the Registrable Securities were issued on the day before the filing of the Registration Statement.

          (b) The Company will maintain the Registration Statement, or post-effective amendment filed under this Section 3 hereof current under the 1933 Act, until the earlier of (i) the date that all of the Registrable Securities have been sold pursuant to the applicable Registration Statement, (ii) the date the holders thereof receive an opinion of counsel that the Registrable Securities may be sold under the provisions of Rule 144 or (iii) three years after the Subscription Date for the Registration Statement.

          (c) All fees, disbursements and out-of-pocket expenses and costs incurred by the Company in connection with the preparation and filing of the Registration Statement under subparagraph 3(a) and in complying with applicable securities and Blue Sky laws (including, without limitation, all attorneys' fees) shall be borne by the Company. The Holder shall bear the cost of underwriting discounts and commissions, if any, applicable to the Registrable Securities being registered and the fees and expenses of its counsel. The Company shall qualify any of the securities for sale in such states as such Holder reasonably designates and shall furnish indemnification in the manner provided in Section 6 hereof. However, the Company shall not be required to qualify in any state which will require an escrow or other restriction relating to the Company and/or the sellers.
The Company at its expense will supply the Holder with copies of the Registration Statement and the prospectus or offering circular included therein and other related documents in such quantities as may be reasonably requested by the Holder.

          (d) The Company shall not be required by this Section 3 to include Holder's Registrable Securities in any Registration Statement which is to be filed if, in the opinion of counsel for both the Holder and the Company (or, should they not agree, in the opinion of another counsel experienced in securities law matters acceptable to counsel for the Holder and the Company) the proposed offering or other transfer as to which such registration is requested is exempt from applicable federal and state securities laws and would result in all purchasers or transferees obtaining securities which are not "restricted securities", as defined in Rule 144 under the 1933 Act.

          (e) In the event the Registration Statement to be filed by the Company pursuant to Section 3(a) above is not filed with the Commission on or before forty-five (45) days after the Closing Date, and/or the Registration Statement is not declared effective by the Commission on or before ninety (90) days following the Closing Date, then the Company will pay Holder (pro rated on a daily basis), as liquidated damages for such failure and not as a penalty, two (2%) percent of the purchase price of the then outstanding Securities for every thirty (30) day period until the Registration Statement has been filed and/or declared effective. Such payment of the liquidated damages shall be made to the Holder in cash, immediately upon demand, provided, however, that the payment of such liquidated damages shall not relieve the Company from its obligations to register the Securities pursuant to this Section.

          (f) No provision contained herein shall preclude the Company from selling securities pursuant to any registration statement in which it is required to include Registrable
Securities pursuant to this Section 3.

          (g) If at any time or from time to time after the Effective Date, the Company notifies the Holders in writing of the existence of a Potential Material Event (as defined in Section 3(i) below), the Holders shall not offer or sell any Registrable Securities or engage in any other transaction involving or relating to Registrable Securities, from the time of the giving of notice with respect to a Potential Material Event until such Holder receives written notice from the Company that such Potential Material Event either has been disclosed to the public or no longer constitutes a Potential Material Event; provided, however, that the Company may not so suspend the right to such holders of Securities for more than one (1) twenty (20) day period in the aggregate during any twelve month period, during the periods the Registration Statement is required to be in effect. If a Potential Material Event shall occur prior to the date the Registration Statement is filed, then the Company's obligation to file the Registration Statement shall be delayed without penalty for not more than twenty (20) days.

The Company must give each Holder notice in writing at least two
(2) business days prior to the first day of the blackout period.

          (h) "Potential Material Event" means any of the following: (a) the possession by the Company of material information not for disclosure in a registration statement; or
(b) any material engagement or activity by the Company which would be adversely affected by disclosure in a registration statement at such time, that the Registration Statement would be materially misleading absent the inclusion of such information.

     Section 4. Cooperation with Company. Holder will cooperate with the Company in all respects in connection with this Agreement, including timely supplying all information reasonably requested by the Company and executing and returning all documents reasonably requested in connection with the registration and sale of the Registrable Securities.

     Section 5.  Registration Procedures.     If  and whenever
the Company is required by any of the provisions of this Agreement to effect the registration of any of the Registrable Securities under the Act, the Company shall (except as otherwise provided in this Agreement), as expeditiously as possible:

          (a) prepare and file with the Commission such amendments and supplements to the registration statements and the prospectus used in connection therewith as may be necessary to keep such registration statement effective and to comply with the provisions of the Act with respect to the sale or other disposition of all securities covered by such registration statement whenever the Holder of such securities shall desire to sell or otherwise dispose of the same (including prospectus supplements with respect to the sales of securities from time to time in connection with a registration statement pursuant to Rule 415 promulgated under the Act);

          (b) furnish to each Holder such numbers of copies of a summary prospectus or other prospectus, including a preliminary prospectus or any amendment or supplement to any prospectus, in conformity with the requirements of the Act, and such other documents, as such Holder may reasonably request in order to facilitate the public sale or other disposition of the securities owned by such Holder;

          (c) register and qualify the securities covered by the Registration Statement, under such other securities or blue sky laws of such jurisdictions as the Holder shall reasonably request, and do any and all other acts and things which may be necessary or advisable to enable each Holder to consummate the public sale or other disposition in such jurisdiction of the securities owned by such Holder, except that the Company shall not for any such purpose be required to qualify to do business as a foreign corporation in any jurisdiction wherein it is not so qualified or to file therein any general consent to service of process;

          (d)  list such securities on the Nasdaq SmallCap Stock
Market or
other national securities exchange on which any securities of the Company are then listed, if the listing of such securities is then permitted under the rules of such exchange or Nasdaq;

          (e) enter into and perform its obligations under an underwriting agreement, if the offering is an underwritten offering, in usual and customary form, with the managing underwriter or underwriters of such underwritten offering;

          (f) notify each Holder of Registrable Securities covered by the Registration Statement, at any time when a prospectus relating thereto covered by the Registration Statement, is required to be delivered under the Act, of the happening of any event of which it has knowledge as a result of which the prospectus included in the Registration Statement, as then in effect, includes an untrue statement of a material fact or omits to state a material fact required to be stated therein or necessary to make the statements therein not misleading in the light of the circumstances then existing.

     Section 6. Information by Holder. Each Holder of Registrable Securities included in any registration statement shall furnish to the Company such information regarding such Holder and the distribution proposed by such Holder as the Company may request in writing and as shall be required in connection with any registration, qualification or compliance referred to in this Section.

     Section 7. Assignment. The rights granted the Holders under this Agreement shall not be assigned without the written consent of the Company, which consent shall not be unreasonably withheld. This Agreement is binding upon and inures to the benefit of the parties hereto and their respective heirs, successors and permitted assigns.

     Section 8. Termination of Registration Rights. The rights granted pursuant to this Agreement shall terminate as to each Investor (and permitted transferee under Section 7 above) upon the occurrence of any of the following:

          (a) all such Holder's securities subject to this Agreement have been registered;

          (b) all of such Holder's securities subject to this Agreement may be sold without such registration pursuant to Rule
144 promulgated by the SEC pursuant to the Securities Act;

          (c) all of such Holder's securities subject to this Agreement can be sold pursuant to Rule 144(k); or

          (d)  two years from the issuance of the Registrable
Securities.

     Section 9.  Indemnification.

           (a) In the event of the filing of any Registration Statement with respect to Registrable Securities pursuant to
Section 3 hereof, the Company agrees to indemnify and hold harmless the Holder and each person, if any, who controls the Holder within the meaning of the Securities Act ("Distributing Holders") against any losses, claims, damages or liabilities, joint or several (which shall, for all purposes of this Agreement, include, but not be limited to, all costs of defense and investigation and all attorneys' fees), to which the Distributing Holders may become subject, under the Securities Act or otherwise, insofar as such losses, claims, damages or liabilities (or actions in respect thereof) arise out of or are based upon any untrue statement or alleged untrue statement of any material fact contained in any such Registration Statement, or any related preliminary prospectus, final prospectus, offering circular, notification or amendment or supplement thereto, or arise out of or are based upon the omission or alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading; provided, however, that the Company will not be liable in any such case to the extent that any such loss, claim, damage or liability arises out of or is based upon an untrue statement or alleged untrue statement or omission or alleged omission made in such Registration Statement, preliminary prospectus, final prospectus, offering circular, notification or amendment or supplement thereto in reliance upon, and in conformity with, written information furnished to the Company by the Distributing Holders, specifically for use in the preparation thereof. This indemnity agreement will be in addition to any liability which the Company may otherwise have.

          (b) Each Distributing Holder agrees that it will indemnify and hold harmless the Company, and each officer, director of the Company or person, if any, who controls the Company within the meaning of the Securities Act, against any losses, claims, damages or liabilities (which shall, for all purposes of this Agreement, include, but not be limited to, all costs of defense and investigation and all attorneys' fees) to which the Company or any such officer, director or controlling person may become subject under the Securities Act or otherwise, insofar as such losses claims, damages or liabilities (or actions in respect thereof; arise out of or are based upon any untrue statement or alleged untrue statement of any material fact contained in a Registration Statement, requested by such Distributing Holder, or any related preliminary prospectus, final prospectus, offering circular, notification or amendment or supplement thereto, or arise out of or are based upon the omission or the alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading, but in each case only to the extent that such untrue statement or alleged untrue statement or omission or alleged omission was made in such Registration Statement, preliminary prospectus, final prospectus, offering circular, notification or amendment or supplement thereto in reliance upon, and in conformity with, written information furnished to the Company by such

Distributing Holder, specifically for use in the preparation thereof and, provided further, that the indemnity agreement contained in this Section 9(b) shall not inure to the benefit of the Company with respect to any person asserting such loss, claim, damage or liability who purchased the Registrable Securities which are the subject thereof if the Company failed to send or give (in violation of the Securities Act or the rules and regulations promulgated thereunder) a copy of the prospectus contained in such Registration Statement to such person at or prior to the written confirmation to such person of the sale of such Registrable Securities, where the Company was obligated to do so under the Securities Act or the rules and regulations promulgated thereunder. This indemnity agreement will be in addition to any liability which the Distributing Holders may otherwise have.

          (c) Promptly after receipt by an indemnified party under this Section of notice of the commencement of any action, such indemnified party will, if a claim in respect thereof is to be made against the indemnifying party under this Section, notify the indemnifying party of the commencement thereof; but the omission so to notify the indemnifying party will not relieve the indemnifying party from any liability which it may have to any indemnified party otherwise than as to the particular item as to which indemnification is then being sought solely pursuant to this Section. In case any such action is brought against any indemnified party, and it notifies the indemnifying party of the commencement thereof, the indemnifying party will be entitled to participate in, and, to the extent that it may wish, jointly with any other indemnifying party similarly notified, assume the defense thereof, subject to the provisions herein stated and after notice from the indemnifying party to such indemnified party of its election so to assume the defense thereof, the indemnifying party will not be liable to such indemnified party under this Section for any legal or other expenses subsequently incurred by such indemnified party in connection with the defense thereof other than reasonable costs of investigation, unless the indemnifying party shall not pursue the action to its final conclusion. The indemnified party shall have the right to employ separate counsel in any such action and to participate in the defense thereof, but the fees and expenses of such counsel shall not be at the expense of the indemnifying party if the indemnifying party has assumed the defense of the action with counsel reasonably satisfactory to the indemnified party; provided that if the indemnified party is the Distributing Holder, the fees and expenses of such counsel shall be at the expense of the indemnifying party if (i) the employment of such counsel has been specifically authorized in writing by the indemnifying party, or (ii) the named parties to any such action (including any impleaded parties) include both the Distributing Holder and the indemnifying party and the Distributing Holder shall have been advised by such counsel that there may be one or more legal defenses available to the indemnifying party different from or in conflict with any legal defenses which may be available to the Distributing Holder (in which case the indemnifying party shall not have the right to assume the defense of such action on behalf of the Distributing Holder, it being understood, however, that the indemnifying party shall, in connection with any one such action or separate but substantially similar or related actions in the same jurisdiction arising out of the same general allegations or circumstances, be liable only for the reasonable fees and expenses of one separate firm of attorneys for the Distributing Holder, which firm shall be designated in writing by the Distributing Holder). No settlement of any action against an indemnified party shall be made without the prior written consent of the indemnified party, which consent shall not be unreasonably withheld.

     Section 10. Contribution. In order to provide for just and equitable contribution under the Securities Act in any case in which (i) the Distributing Holder makes a claim for indemnification pursuant to Section 9 hereof but is judicially determined (by the entry of a final judgment or decree by a court of competent jurisdiction and the expiration of time to appeal or the denial of the last right of appeal) that such indemnification may not be enforced in such case notwithstanding the fact that the express provisions of Section 9 hereof provide for indemnification in such case, or (ii) contribution under the Securities Act may be required on the part of any Distributing Holder, then the Company and the applicable Distributing Holder shall contribute to the aggregate losses, claims, damages or liabilities to which they may be subject (which shall, for all purposes of this Agreement, include, but not be limited to, all costs of defense and investigation and all attorneys' fees), in either such case (after contribution from others) on the basis of relative fault as well as any other relevant equitable considerations. The relative fault shall be determined by reference to, among other things, whether the untrue or alleged untrue statement of a material fact or the omission or alleged omission to state a material fact relates to information supplied by the Company on the one hand or the applicable Distributing Holder, on the other hand, and the parties' relative intent, knowledge, access to information and opportunity to correct or prevent such statement or omission. The Company and the Distributing Holder agree that it would not be just and equitable if contribution pursuant to this Section were determined by pro rata allocation or by any other method of allocation which does not take account of the equitable considerations referred to in this Section. The amount paid or payable by an indemnified party as a result of the losses, claims, damages or liabilities (or actions in respect thereof) referred to above in this Section shall be deemed to include any legal or other expenses reasonably incurred by such indemnified party in connection with investigating or defending any such action or claim. No person guilty of fraudulent misrepresentation (within the meaning of Section 11(f) of the Securities Act) shall be entitled to contribution from any person who was not guilty of such fraudulent misrepresentation.

     Section 11. Notices. Any notice pursuant to this Agreement by the Company or by the Holder shall be in writing and shall be deemed to have been duly given if delivered by (i) hand, (ii) by facsimile and followed by mail delivery or (iii) if mailed by certified mail, return receipt requested, postage prepaid, addressed as follows:

          (a) If to the Holder, to its, his or her address set forth on the signature page of this Agreement, with a copy to the person designated in the Securities Purchase Agreement.

          (b) If to the Company, at the address set forth herein, or to such other address as any such party may designate by notice to the other party. Notices shall be deemed given at the time they are delivered personally or five (5) days after they are mailed in the manner set forth above. If notice is delivered by facsimile to the Company and followed by mail, delivery shall be deemed given two (2) days after such facsimile is sent.

     Section 12. Counterparts. This Agreement may be executed in counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

     Section 13. Headings. The headings in this Agreement are for reference purposes only and shall not affect in any way the meaning or interpretation of this Agreement.

     Section 14. Choice of Law; Venue; Jurisdiction. This Agreement will be construed and enforced in accordance with and governed by the laws of the State of California, except for matters arising under the Securities Act, without reference to principles of conflicts of law. The party commencing any legal action shall have the option of choosing the jurisdiction of the U.S. District Court sitting in the Southern District of the State of New York or in the Northern or Central District of California in connection with any dispute arising under this Agreement and hereby waives, to the maximum extent permitted by law, any objection, including any objection based on forum non conveniens, to the bringing of any such proceeding in such jurisdictions. Each party hereby agrees that if another party to this Agreement obtains a judgment against it in such a proceeding, the party which obtained such judgment may enforce same by summary judgment in the courts of any country having jurisdiction over the party against whom such judgment was obtained, and each party hereby waives any defenses available to it under local law and agrees to the enforcement of such a judgment. Each party to this Agreement irrevocably consents to the service of process in any such proceeding by the mailing of copies thereof by registered or certified mail, postage prepaid, to such party at its address set forth herein. Nothing herein shall affect the right of any party to serve process in any other manner permitted by law. Each party waives its right to a trial by jury.

     Section 15. Severability. If any provision of this Agreement shall for any reason be held invalid or unenforceable, such invalidity or unenforceability shall not affect any other provision hereof and this Agreement shall be construed as if such invalid or unenforceable provision had never been contained herein.

     IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed, on the day and year first above written.

Attest:                                 MUSTANG SOFTWARE, INC.
By:________________________        By:________________________
     Name:  Donald M. Leonard           Name: C. Scott Hunter
     Title: Chief Financial Officer     Title: Vice President


                              SETTONDOWN CAPITAL INTER-
                              NATIONAL LTD., Placement Agent

                              By:________________________


                              INVESTORS:

The Cuttyhunk Fund Limited         Settondown Capital International, Ltd.,

By: ________________________            By:________________________

                                                     Exhibit 10.3

                                                        EXHIBIT B

"THE SECURITIES EVIDENCED BY THIS CERTIFICATE HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (TOGETHER WITH THE REGULATIONS PROMULGATED THEREUNDER, THE "SECURITIES ACT"), AND MAY NOT BE SOLD, OFFERED FOR SALE, TRANSFERRED, PLEDGED OR HYPOTHECATED WITHIN THE UNITED STATES (AS THAT TERM IS DEFINED IN REGULATION S PROMULGATED UNDER THE SECURITIES ACT) OR TO A U.S. PERSON (AS THAT TERM IS DEFINED IN REGULATION S) IN THE ABSENCE OF AN EFFECTIVE REGISTRATION STATEMENT FILED UNDER SAID ACT AND ANY APPLICABLE STATE SECURITIES LAWS, UNLESS AN EXEMPTION FROM SUCH REGISTRATION IS AVAILABLE. HEDGING TRANSACTIONS INVOLVING THESE SECURITIES MAY NOT BE CONDUCTED UNLESS IN COMPLIANCE WITH THE SECURITIES ACT. THIS WARRANT MAY NOT BE EXERCISED BY OR ON BEHALF OF ANY U.S. PERSON (AS THAT TERM IS DEFINED IN REGULATION S) UNLESS REGISTERED UNDER THE ACT OR AN EXEMPTION FROM SUCH REGISTRATION IS AVAILABLE."


                     STOCK PURCHASE WARRANT

No. ___

         To Purchase ________ Shares of Common Stock of

                     MUSTANG SOFTWARE, INC.

     THIS CERTIFIES that, for value received, ___________________ (the "Investor"), is entitled, upon the terms and subject to the conditions hereinafter set forth, at any time on or after the date hereof and on or prior to March 31, 2001 (the "Termination Date") but not thereafter, to subscribe for and purchase from MUSTANG SOFTWARE, INC., a California corporation (the "Company"),
(         ) shares of Common Stock (the "Warrant Shares").  The
purchase price of one share of Common Stock (the "Exercise Price") under this Warrant shall be $4.044 . The Exercise Price and the number of shares for which the Warrant is exercisable shall be subject to adjustment as provided herein. This Warrant is being issued in connection with the Agreement In the event of any conflict between the terms of this Warrant and the Agreement, the Agreement shall control.

     1. Title of Warrant. Prior to the expiration hereof and subject to compliance with applicable laws, this Warrant and all rights hereunder are transferable, in whole or in part, at the office or agency of the Company by the holder hereof in person or by duly authorized attorney, upon surrender of this Warrant together with the Assignment Form annexed hereto properly endorsed.

     2. Authorization of Shares. The Company covenants that all shares of Common Stock which may be issued upon the exercise of rights represented by this Warrant will, upon exercise of the rights represented by this Warrant, be duly authorized, validly issued, fully paid and nonassessable and free from all taxes, liens and charges in respect of the issue thereof (other than taxes in respect of any transfer occurring contemporaneously with such issue).

     3. Exercise of Warrant. The Holder may not exercise its purchase rights granted hereunder until one of the following two events has occurred: (i) the Company has obtained shareholder approval for the below market issuance of more than 20% of the outstanding shares of Common Stock as set forth in the Agreement, or (ii) the Common Stock is no longer traded on a Principal Market. In the event the Common Stock is traded on a Principal Market that does not mandate such shareholder approval, then the aforementioned exercise restrictions shall not apply. In the event the Company fails to obtain shareholder approval as set forth in (i) above, the Company agrees to immediately list the Common Stock on the OTC Bulletin Board (pursuant to the terms of the Agreement) and in such case the aforementioned restrictions
shall not apply.   Exercise of the purchase rights represented by
this Warrant may be made at any time or times, in whole, before the close of business on the Termination Date, or such earlier date on which this Warrant may terminate as provided in paragraph 11 below, assuming one of the aforementioned events has occurred, by the surrender of this Warrant and the Subscription Form annexed hereto duly executed, at the office of the Company (or such other office or agency of the Company as it may designate by notice in writing to the registered holder hereof at the address of such holder appearing on the books of the Company) and upon payment of the Exercise Price of the shares thereby purchased; whereupon the holder of this Warrant shall be entitled to receive a certificate for the number of shares of Common Stock so purchased. Certificates for shares purchased hereunder shall be delivered to the holder hereof within five business days after the date on which this Warrant shall have been exercised as aforesaid. Payment of the Exercise Price of the shares may be by certified check or cashier's check or by wire transfer (of same day funds) to an account designated by the Company in an amount equal to the Exercise Price multiplied by the number of shares being purchased.

     4. No Fractional Shares or Scrip. No fractional shares or scrip representing fractional shares shall be issued upon the exercise of this Warrant.

     5. Charges, Taxes and Expenses. Issuance of certificates for shares of Common Stock upon the exercise of this Warrant shall be made without charge to the holder hereof for any issue or transfer tax or other incidental expense in respect of the issuance of such certificate, all of which taxes and expenses shall be paid by the Company, and such certificates shall be issued in the name of the holder of this Warrant or in such name or names as may be directed by the holder of this Warrant; provided, however, that in the event certificates for shares of Common Stock are to be issued in a name other than the name of the holder of this Warrant, this Warrant when surrendered for exercise shall be accompanied by the Assignment Form attached hereto duly executed by the holder hereof; and provided further, that upon any transfer involved in the issuance or delivery of any certificates for shares of Common Stock, the Company may require, as a condition thereto, the payment of a sum sufficient to reimburse it for any transfer tax incidental thereto.

     6. Closing of Books. The Company will at no time close its shareholder books or records in any manner which interferes with the timely exercise of this Warrant.

     7. No Rights as Shareholder until Exercise. This Warrant does not entitle the holder hereof to any voting rights or other rights as a shareholder of the Company prior to the exercise thereof. If, however, at the time of the surrender of this Warrant and purchase the holder hereof shall be entitled to exercise this Warrant, the shares so purchased shall be and be deemed to be issued to such holder as the record owner of such shares as of the close of business on the date on which this Warrant shall have been exercised.

     8. Assignment and Transfer of Warrant. This Warrant may be assigned by the surrender of this Warrant and the Assignment Form annexed hereto duly executed at the office of the Company (or such other office or agency of the Company as it may designate by notice in writing to the registered holder hereof at the address of such holder appearing on the books of the Company); provided, however, that this Warrant may not be resold or otherwise transferred except (i) in a transaction registered under the Securities Act, or (ii) in a transaction pursuant to an exemption, if available, from such registration and whereby, if requested by the Company, an opinion of counsel reasonably satisfactory to the Company is obtained by the holder of this Warrant to the effect that the transaction is so exempt.

     9. Loss, Theft, Destruction or Mutilation of Warrant. The Company represents and warrants that upon receipt by the Company of evidence reasonably satisfactory to it of the loss, theft, destruction or mutilation of any Warrant or stock certificate, and in case of loss, theft or destruction, of indemnity or security reasonably satisfactory to it, and upon reimbursement to the Company of all reasonable expenses incidental thereto, and upon surrender and cancellation of such Warrant or stock certificate, if mutilated, the Company will make and deliver a new Warrant or stock certificate of like tenor and dated as of such cancellation, in lieu of this Warrant or stock certificate.

     10. Saturdays, Sundays, Holidays, etc. If the last or appointed day for the taking of any action or the expiration of any right required or granted herein shall be a Saturday, Sunday or a legal holiday, then such action may be taken or such right may be exercised on the next succeeding day not a legal holiday.

     11. Effect of Certain Events. If at any time the Company proposes (i) to sell or otherwise convey all or substantially all of its assets or (ii) to effect a transaction (by merger or otherwise) in which more than 50% of the voting power of the Company is disposed of (collectively, a "Sale or Merger Transaction"), in which the consideration to be received by the Company or its shareholders consists solely of cash, and in case the Company shall at any time effect a Sale or Merger Transaction in which the consideration to be received by the Company or its shareholders consists in part of consideration other than cash, the holder of this Warrant shall have the right thereafter to purchase, by exercise of this Warrant and payment of the aggregate Exercise Price in effect immediately prior to such action, the kind and amount of shares and other securities and property which it would have owned or have been entitled to receive after the happening of such transaction had this Warrant been exercised immediately prior thereto.

     12. Adjustments of Exercise Price and Number of Warrant Shares. The number and kind of securities purchasable upon the exercise of this Warrant and the Exercise Price shall be subject to adjustment from time to time upon the happening of any of the following.

     In case the Company shall (i) declare or pay a dividend in shares of Common Stock or make a distribution in shares of Common Stock to holders of its outstanding Common Stock, (ii) subdivide its outstanding shares of Common Stock, (iii) combine its outstanding shares of Common Stock into a smaller number of shares of Common Stock or (iv) issue any shares of its capital stock in a reclassification of the Common Stock, the number of Warrant Shares purchasable upon exercise of this Warrant immediately prior thereto shall be adjusted so that the holder of this Warrant shall be entitled to receive the kind and number of Warrant Shares or other securities of the Company which he would have owned or have been entitled to receive had such Warrant been exercised in advance thereof. An adjustment made pursuant to this paragraph shall become effective immediately after the effective date of such event retroactive to the record date, if any, for such event.

     13. Voluntary Adjustment by the Company. The Company may at its warrant, at any time during the term of this Warrant, reduce the then current Exchange Price to any amount and for any period of time deemed appropriate by the Board of Directors of the Company.

     14. Notice of Adjustment. Whenever the number of Warrant shares or number or kind of securities or other property purchasable upon the exercise of this Warrant or the Exercise Price is adjusted, as herein provided, the Company shall promptly mail by registered or certified mail, return receipt requested, to the holder of this Warrant notice of such adjustment or adjustments setting forth the number of Warrant Shares (and other securities or property) purchasable upon the exercise of this Warrant and the Exercise Price of such Warrant Shares after such adjustment, setting forth a brief statement of the facts requiring such adjustment and setting forth computation by which such adjustment was made. Such notice, in absence of manifest error, shall be conclusive evidence of the correctness of such adjustment.

     15. Authorized Shares. The Company covenants that during the period the Warrant is outstanding, it will reserve from its authorized and unissued Common Stock a sufficient number of shares to provide for the issuance of Common Stock upon the exercise of any purchase rights under this Warrant. The Company further covenants that its issuance of this Warrant shall constitute full authority to its officers who are charged with the duty of executing stock certificates to execute and issue the necessary certificates for shares of the Company's Common Stock upon the exercise of the purchase rights under this Warrant. The Company will take all such reasonable action as may be necessary to assure that such shares of Common Stock may be issued as provided herein without violation of any applicable law or regulation, or of any requirements of the NASDAQ SmallCap Market or any domestic securities exchange upon which the Common Stock may be listed.

     16.  Miscellaneous.

          (a) Issue Date; Choice of Law; Venue; Jurisdiction. The provisions of this Warrant shall be construed and shall be given effect in all respects as if it had been issued and delivered by the Company on the date hereof. This Warrant shall be binding upon any successors or assigns of the Company. This Warrant will be construed and enforced in accordance with and governed by the laws of the State of New York, except for matters arising under the Securities Act, without reference to principles of conflicts of law. The party commencing any legal action shall have the option of choosing the jurisdiction of the U.S. District Court sitting in the Southern District of the State of New York or in the Northern or Central District of California in connection with any dispute arising under this Warrant and hereby waives, to the maximum extent permitted by law, any objection, including any objection based on forum non conveniens, to the bringing of any such proceeding in such jurisdictions. Each party hereby agrees that if the other party to this Warrant obtains a judgment against it in such a proceeding, the party which obtained such judgment may enforce same by summary judgment in the courts of any country having jurisdiction over the party against whom such judgment was obtained, and each party hereby waives any defenses available to it under local law and agrees to the enforcement of such a judgment. Each party to this Warrant irrevocably consents to the service of process in any such proceeding by the mailing of copies thereof by registered or certified mail, postage prepaid, to such party at its address set forth herein. Nothing herein shall affect the right of any party to serve process in any other manner permitted by law. Each party waives its right to a trial by jury.

          (b) Restrictions. The holder hereof acknowledges that the Warrant Shares acquired upon the exercise of this Warrant, if not registered (or if no exemption from registration exists), will have restrictions upon resale imposed by state and federal securities laws. Each certificate representing the Warrant Shares issued to the Holder upon exercise (if not registered or if no exemption from registration exists) will bear the following legend:

          "THE SECURITIES EVIDENCED BY THIS CERTIFICATE HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (TOGETHER WITH THE REGULATIONS PROMULGATED THEREUNDER, THE "SECURITIES ACT"), AND MAY NOT BE SOLD, OFFERED FOR SALE, TRANSFERRED, PLEDGED OR HYPOTHECATED WITHIN THE UNITED STATES (AS THAT TERM IS DEFINED IN REGULATION S

     PROMULGATED UNDER THE SECURITIES ACT) OR TO A U.S. PERSON (AS THAT TERM IS DEFINED IN REGULATION S) IN THE ABSENCE OF AN EFFECTIVE REGISTRATION STATEMENT FILED UNDER SAID ACT AND ANY APPLICABLE STATE SECURITIES LAWS, UNLESS AN EXEMPTION FROM SUCH REGISTRATION IS AVAILABLE. HEDGING TRANSACTIONS INVOLVING THESE SECURITIES MAY NOT BE CONDUCTED UNLESS IN COMPLIANCE WITH THE SECURITIES ACT. THIS WARRANT MAY NOT BE EXERCISED BY OR ON BEHALF OF ANY U.S. PERSON (AS THAT TERM IS DEFINED IN REGULATION S) UNLESS REGISTERED UNDER THE ACT OR AN EXEMPTION FROM SUCH REGISTRATION IS AVAILABLE."

          (c) Modification and Waiver. This Warrant and any provisions hereof may be changed, waived, discharged or terminated only by an instrument in writing signed by the party against which enforcement of the same is sought.

          (d) Notices. Any notice, request or other document required or permitted to be given or delivered to the holders hereof of the Company shall be delivered or shall be sent by certified or registered mail, postage prepaid, to each such holder at its address as shown on the books of the Company or to the Company at the address set forth in the Agreement.


     IN WITNESS WHEREOF, the Company has caused this Warrant to be executed by its officers thereunto duly authorized.

Dated:    March 31, 1999                MUSTANG SOFTWARE, INC.

                                   By:________________________

                       NOTICE OF EXERCISE

To:  MUSTANG SOFTWARE, INC.

(1) The undersigned hereby elects to purchase ________ shares of Common Stock of mustang Software, INC. pursuant to the terms of the attached Warrant, and tenders herewith payment of the purchase price in full, together with all applicable transfer taxes, if any.

(2) Please issue a certificate or certificates representing said shares of Common Stock in the name of the undersigned or in such other name as is specified below:

                                                       (Name)


               (Address)________________________



Dated:

Signature

                        ASSIGNMENT FORM

           (To assign the foregoing warrant, execute this form and supply required information.
         Do not use this form to exercise the warrant.)


     FOR VALUE RECEIVED, the foregoing Warrant and all rights evidenced thereby are hereby assigned to whose address is

                                                       .





                                   Dated:________________________


               Holder's Signature:________________________

               Holder's Address:________________________





Signature Guaranteed:________________________




NOTE: The signature to this Assignment Form must correspond with the name as it appears on the face of the Warrant, without alteration or enlargement or any change whatsoever, and must be guaranteed by a bank or trust company. Officers of corporations and those acting in an fiduciary or other representative capacity should file proper evidence of authority to assign the foregoing Warrant.

                                                        EXHIBIT C

      FORM OF OPINION OF THE COMPANY'S INDEPENDENT COUNSEL
                         March 31, 1999

To the Investors set forth in Schedule A of the Securities Purchase Agreement referred to below and SETTONDOWN CAPITAL INTERNATIONAL LTD.
Charlotte House, Charlotte Street,
P.O. Box N. 9204
Nassau, Bahamas

Re:  Securities Purchase Agreement dated March 31, 1999

     Ladies and Gentlemen:

Reference is made to the Securities Purchase Agreement dated as of March 31, 1999 (the "Agreement") by and between Mustang Software, Inc. Inc., a California corporation (the "Company"), SETTONDOWN CAPITAL INTERNATIONAL, LTD. (the "Placement Agent") and the entities listed on Schedule A thereto (collectively the "Investor"), which provides for the issuance and sale by the Company of an aggregate of 64,820 shares of its Common Stock (the "Shares") and Warrants to purchase up to 64,820 shares of Common Stock (the "Warrants"). This opinion is rendered to you pursuant to Section 6.10 of the Agreement, and all terms used herein have the meanings defined for them in the Agreement unless otherwise defined herein.

We have acted as counsel for the Company in connection with the negotiation and preparation of the Agreement and the transactions contemplated thereby and the issuance of the Shares and the Warrants. As such counsel, we have made such legal and factual examinations and inquiries as we have deemed advisable or necessary for the purpose of rendering this opinion. In addition, we have examined originals or copies of corporate records of the Company, certificates of public officials and officers of the Company and such other documents and questions of law that we consider necessary or advisable for the purpose of rendering this opinion. In such examination, we have assumed the genuineness of all signatures on original documents, the authenticity of all documents submitted to us as originals, the conformity to original documents of all copies submitted to us as copies thereof, the legal capacity of natural persons, and the due execution and delivery of all documents (except as to due execution and delivery by the Company) where due execution and delivery are prerequisites to the effectiveness thereof.

For purposes of this opinion, we are assuming that each Investor has all requisite power and authority, and has taken any and all necessary corporate action, to execute and deliver the Agreement and the Registration Rights Agreement (collectively the Agreements") and we are assuming that the representations and warranties made by the Investor in the Agreement are true and correct. As used in this opinion, the expression "to our knowledge" or similar phrase with reference to any matter means that after an examination of documents made available to us by the Company and after inquiries of officers of the Company and attorneys in our office who have spent significant time representing the Company as to their present knowledge of such matters, we find no reason to believe that opinions expressed herein are incorrect; but beyond that we have made no independent factual investigation for the purpose of rendering this opinion.

We are admitted to the bar in the State of California and we express no opinion as to the laws of any other jurisdiction except the laws of the United States of America to the extent specifically referred to herein. No opinion is expressed as to whether a California court would recognize and enforce the provisions of the Agreements or Warrants choosing a particular venue or forum to resolve any dispute between the parties.

The opinions hereinafter expressed are subject to the following qualifications:

          (a) With respect to the enforceability of any agreement, the effect of bankruptcy, insolvency, reorganization, moratorium and other similar laws (including, without limitation, California and federal laws relating to fraudulent transfers or conveyances) and court decisions of general application, and other legal or equitable principles of general application, relating to, limiting, or affecting the enforcement of creditors' rights generally;

          (b) The discretion of any court of competent jurisdiction in awarding equitable remedies, including but not limited to specific performance or injunctive relief and limitations imposed by federal or state securities laws;

          (c) Limitations imposed by applicable law or public policy on the enforceability of the indemnification and/or contribution provisions of the Registration Rights
     Agreement;

          (d) The effect of Chapter 5 of the California Corporations Code which limits the ability of California corporations to make distributions to shareholders unless its meets the requirements of, or does not violate, applicable sections of that Chapter.

          (e) The net impact or result of any conflict of laws between or among laws of competing jurisdictions and the applicability of the law of any jurisdiction in such instance beyond California;

          (f) The limitations imposed by a California court which might not permit the exercise or attempted exercise of any right or remedy provided in any agreement if such exercise or attempted exercise is deemed to be in breach of a covenant of good faith and fair dealing implied under California law to exist in all agreements or if the party seeking to exercise same fails to act in a commercially reasonable manner;

          (g) The limitations imposed by California law and court decisions relating to the strict enforcement of certain covenants in contracts absent a showing of damage or increased risk to the parties seeking enforcement (such covenants may include, without limitation, covenants to provide reports or notices;

          (h) The unenforceability, under certain circumstances, of contractual provisions respecting various self-help or summary remedies, especially if their operation would work a substantial forfeiture or imposes a substantial penalty upon the burdened party;

          (i) The effect of certain California court decisions, indicating that a California court would probably refuse to give strict and literal effect to contractual provisions if it concluded that enforcement of such provisions, on the basis of the facts and circumstances then before such court, was not reasonably necessary to protect the rights and interest of the party seeking enforcement. Depending on the particular facts of such a hypothetical instance, such refusal might rest on one or more public policies as expressed in the statutes and appellate authorities in California disfavoring forfeitures, penalties and restraints against, or the imposition of burdens upon, the alienation of property;

          (j) The effect of Section 1670.5 of the California Civil Code, which provides that if a court as a matter of law finds a contract or any clause of a contract to have been "unconscionable" at the time it was made, the court may refuse to enforce the contract, or the court may enforce the remainder of the contract without the "unconscionable" clause so as to avoid an "unconscionable" result. That Section also permits parties to present evidence as to the commercial setting, purpose and effect of any contract or clause thereof claimed to be "unconscionable" to aid the court in making its determination;

          (k) The effect of section 1671 of the California Civil Code, which, in essence, provides that a provision in a contract liquidating the damages for a breach of contract is valid unless the party seeking to invalidate the provision establishes that the provision was unreasonably under the circumstances existing at the time the contract was made.

          (l) The effect of Trident Center v. Connecticut General Life Ins. Co., 847 F.2d 564 (9th Cir. 1988), in which the Ninth Circuit Court of Appeal, applying what it said was California law, held that parol evidence was admissible to vary the provisions of an unambiguous agreement. To the extent that Trident accurately expresses California law in the subject matter, our opinion assumes that no party to any agreement or document referenced herein in any action seeking to enforce it offers any parol evidence which varies the express terms of said agreement or document.

     In addition, we express no opinion as to compliance with applicable (i) anti-fraud (or adequacy of disclosure) provisions of federal or state securities laws or common law or (ii) applicable state securities or Blue Sky laws in connection with the purchase and distribution of the securities by the Investor (except as expressly set forth in paragraph 4 below).

     Based upon and subject to the foregoing, we are of the opinion that:

     1. The Company is a corporation duly organized, validly existing and in good standing under the laws of the State of California and has all requisite power and authority (corporate and other) to carry on its business and to own, lease and operate its properties and assets as described in the Company's SEC Documents. To our knowledge, the Company does not own or control any other business entity. The Company is duly qualified as a foreign corporation to do business and is in good standing in every jurisdiction in which the Company owns or leases property, other than those in which the failure so to qualify would not have a Material Adverse Effect.

     2. The Company has the requisite corporate power and authority to enter into and perform its obligations under the Agreements and the Warrants and to issue the Shares, the Warrants and the Warrant Shares. The execution and delivery of the Agreements, and the execution, issuance and delivery of the Shares and the Warrants, by the Company and the consummation by it of the transactions contemplated by the Agreements have been duly authorized by all necessary corporate action and no further consent or authorization of the Company or its Board of Directors or shareholders is required. Each of the Agreements has been duly executed and delivered, and the Shares and Warrants, have been duly executed, issued and delivered, by the Company and each of the Agreements and the Warrants constitute valid and binding obligations of the Company enforceable against the Company in accordance with their respective terms.

     3. The execution, delivery and performance of the Agreements and the Warrants by the Company and the consummation by the Company of the transactions contemplated thereby (other than the performance of the Company's indemnification obligations thereunder, concerning which we express no opinion) do not (i) result in a violation of the Company's Articles of Incorporation (the "Articles") or Bylaws; (ii) to our knowledge, conflict with, or constitute a material default (or an event that with notice or lapse of time or both would become a default) under, or give to others any rights of termination, amendment, acceleration or cancellation of, any material agreement, indenture, instrument or any "lock-up" or similar provision of any underwriting or similar agreement to which the Company is a party, except for such conflicts, defaults, terminations, amendments, accelerations and cancellations as would not, individually or in the aggregate, have a Material Adverse Effect; or (iii) to our knowledge result in a violation of any federal or California law, rule or regulation applicable to the Company or by which any property or asset of the Company is bound or affected, except for such violations as would not, individually or in the aggregate, have a Material

Adverse Effect. To our knowledge, the Company is not in violation of any terms of its Articles or Bylaws.
     4.   Subject to the accuracy of your representations in
Article III of the Agreement, we are of the opinion that the offer, sale and issuance of the Shares and Warrants (and the shares of Common Stock issuable upon exercise of the Warrants to the Investor in conformity with the terms of the Agreement constitute transactions exempt from the registration requirements of Section 5 of the Securities Act and from the qualification requirements of Part 2, Chapter 2 (Section 25110 et seq.) of the California Corporate Securities Law.

     5. The Shares issuable to the Placement Agent and Investors, when issued, sold and delivered in accordance with the terms of the Agreement, will be duly and validly issued, fully paid and nonassessable and will be free and clear of any liens or encumbrances (other than liens and encumbrances created by or resulting from the actions or inactions of the Investor or Placement Agent, as to which we express no opinion) and preemptive or similar rights contained in the Company's Articles or Bylaws or, to our knowledge, in any agreement to which the Company is party. The Common Stock issuable upon exercise of the Warrants has been duly and validly reserved and, upon issuance in accordance with the respective terms of the Warrants, will be duly and validly issued, fully paid and nonassessable and free and clear of any liens or encumbrances (other than liens and encumbrances created by or resulting from the actions or inactions of the Investor or Placement Agent, as to which we express no opinion) or similar rights contained in the Company's Articles or Bylaws or, to our knowledge, in any agreement to which the Company is party.

     6. To our knowledge, except as disclosed in the SEC Documents, there are no claims, actions, suits, proceedings or investigations that are pending against the Company or its properties, or against any officer or director of the Company in his or her capacity as such, nor has the Company received any written threat of any such claims, actions, suits, proceedings, or investigations which are required to be and have not been disclosed in the SEC Documents.

     7. To our knowledge, there are no outstanding options, warrants, calls or commitments of any character whatsoever relating to, or securities, rights or obligations convertible into or exchangeable for, or giving any right to subscribe for or acquire any shares of Common Stock or contracts, commitments, understanding, or arrangements by which the Company is or may become bound to issue additional shares of Common Stock, or securities or rights convertible or exchangeable into shares of Common Stock, except as described in the SEC Documents. To our knowledge, the Company is not a party to or subject to the provisions of any order, writ, injunction, judgment or decree of any court or government agency or instrumentality.

     8. Subject to the payment of any applicable listing fees by the Company, the issuance of the Shares and Warrants to the Investor and to the Placement Agent will not violate the applicable listing agreement between the

Company and any securities exchange or market on which the Company's securities are listed.

     9. The authorized capital stock of the Company consists of 30,000,000 shares of Common Stock, no par value per share and 10,000,000 shares of Preferred Stock, no par value per share.

     This opinion is furnished to the Investors solely for their benefit in connection with the transactions described above and may not be relied upon by any other person or for any other purpose without our prior written consent. This opinion is given as of the date hereof, and we disclaim any obligation to advise you of developments in areas covered by this opinion that occur after the date hereof.

                                   Very truly yours,



                                   FRESHMAN, MARANTZ, ORLANSKI,
                                   COOPER & KLEIN
                                   A Law Corporation

                                                        EXHIBIT D

                INSTRUCTIONS TO TRANSFER AGENT
                     Mustang Software, Inc.


_______________, 1999
[Name and address of Transfer Agent]


Dear Sirs:

Reference is made to the Securities Purchase Agreement and all Exhibits and Attachments thereto (the "Agreement") dated as of March 31, 1999, between ________________ (the "Investor"),
Settondown Capital International Ltd. (the "Placement Agent") and Mustang Software, Inc. (the "Company"). Pursuant to the Agreement, subject to the terms and conditions set forth in the Agreement the Investors have agreed to purchase from the Company and the Company has agreed to sell to the Investors and the Placement Agent shares of Common Stock of the Company, no par value per share (the "Common Stock"), and (ii) the Company has agreed to issue to the Investors and the Placement Agent ??? and to the Placement Agent warrants to purchase Common Stock (the "Warrants"). As a condition to the effectiveness of the Agreement, the Company has agreed to issue to you, as the transfer agent for the Common Stock (the "Transfer Agent"), these instructions relating to the Common Stock, and Warrants to be issued to the Investors and the Placement Agent (or a permitted assignee) pursuant to the Agreement, or upon exercise of the Warrants. All terms used herein and not otherwise defined shall have the meaning set forth in the Agreement.


1.   ISSUANCE  OF COMMON STOCK WITHOUT THE LEGEND

     Pursuant to the Agreement, the Company is required to prepare and file with the Commission, and maintain the effectiveness of, a registration statement or registration statements registering the resale of the Common Stock to be acquired by the Investors and the Placement Agent (i) under the Agreement and (ii) upon exercise of the Warrants. The Company will advise the Transfer Agent in writing of the effectiveness of any such registration statement promptly upon its being declared effective. The Transfer Agent shall be entitled to rely on such advice and shall assume that the effectiveness of such registration statement remains in effect unless the Transfer Agent is otherwise advised in writing by the Company and shall not be required to independently confirm the continued effectiveness of such registration statement. In the circumstances set forth in the following two paragraphs, the Transfer Agent shall deliver to the Investors and the Placement Agent certificates representing Common Stock not bearing the Legend without requiring further advice or instruction or additional documentation from the Company or its counsel or the Investor or its counsel or any other party (other than as described in such paragraphs).

     At any time after the effective date of the applicable registration statement (provided that the Company has not informed the Transfer Agent in writing that such registration statement is not effective) upon any surrender of one or more certificates evidencing Common Stock which bear the Legend, to the extent accompanied by a notice requesting the issuance of new certificates free of the Legend to replace those surrendered, the Transfer Agent shall deliver to the Investor the certificates representing the Common Stock not bearing the Legend, in such names and denominations as the Investor, and/or Placement Agent shall request.

     In the event the Company files a Form S-3 registration statement and such registration statement is declared effective by the Securities and Exchange Commission in connection with any such event, the Investor (or its permitted assignee) shall confirm in writing to the Transfer Agent that (i) the Investor and/or Placement Agent has sold, pledged or otherwise transferred or agreed to sell, pledge or otherwise transfer such Common Stock in a bona fide transaction to a third party that is not an affiliate of the Company; and (ii) the Investor and/or Placement Agent confirms to the transfer agent that it has complied with the prospectus delivery requirement.

     In the event the Company files a registration statement other than on Form S-3, which is subsequently declared effective by the Securities and Exchange Commission, the Investors need not confirm the above in writing to the Transfer Agent.

     In the event a registration statement is not filed by the Company, or for any reason the registration statement which is filed by the Company is not declared effective by the Securities and Exchange Commission the Investor and/or Placement Agent, or its permitted assignee, or either of their brokers confirms to the Transfer Agent that (i) the Investor and/or Placement Agent has held the shares of Common Stock for at least one year, (ii) counting the shares surrendered as being sold upon the date the unlegended Certificates would be delivered to the Investor and/or Placement Agent (or the Trading Day immediately following if such date is not a Trading Day), the Investor and/or Placement Agent will not have sold more than the greater of (a) one percent (1%) of the total number of outstanding shares of Common Stock or (b) the average weekly trading volume of the Common Stock for the preceding four weeks during the three months ending upon such delivery date (or the Trading Day immediately following if such date is not a Trading Day), and (iii) the Investor and/or Placement Agent has complied with the manner of sale and notice requirements of Rule 144 under the Securities Act.

     Any advice, notice, or instructions to the Transfer Agent
required or permitted to be given hereunder may be transmitted
via facsimile to the Transfer Agent's facsimile number of (   )
___-____.

2.   MECHANICS OF DELIVERY OF CERTIFICATES REPRESENTING COMMON
STOCK

     In connection with any Closing pursuant to which the Investor acquires Common Stock under the Agreement, the Transfer
Agent shall deliver to the Transfer Agent as defined in the Agreement certificates representing Common Stock (with or without the Legend, as appropriate) immediately.

3.   FEES OF TRANSFER AGENT; INDEMNIFICATION

     The Company agrees to pay the Transfer Agent for all fees incurred in connection with these Irrevocable Instructions. The Company agrees to indemnify the Transfer Agent and its officers, employees and agents, against any losses, claims, damages or liabilities, joint or several, to which it or they become subject based upon the performance by the Transfer Agent of its duties in accordance with the Irrevocable Instructions.

4.   THIRD PARTY BENEFICIARY

     The Company and the Transfer Agent acknowledge and agree that the Investor is an express third party beneficiary of these Irrevocable Instructions and shall be entitled to rely upon, and enforce, the provisions thereof.

                                   MUSTANG SOFTWARE, INC.



                                   By:________________________

AGREED


By:________________________
     Name:
     Title:

_______________________________
     1 Pursuant to Regulation S, a "U.S. Person" means: (i) any natural person resident in the United States, (ii) any partnership or corporation organized or incorporated under the laws of the United States, (iii) any estate of which any executor or administrator is a U.S. Person, (iv) any trust of which any trustee is a U.S. Person, (v) any agency or branch of a foreign entity located in the United States, (vi) any non-discretionary account or similar account (other than an estate or trust) held by a dealer or other fiduciary for the benefit or account of a U.S. Person, (vii) any discretionary account or similar account (other than an estate or trust) held by a dealer or other fiduciary organized, incorporated or (if an individual resident in the United States), or (viii) any partnership or corporation, if organized under the laws of any foreign jurisdiction and formed by any U.S. Person principally, for the purpose of investing in securities and registered under the Act, unless it is organized or incorporated and owned by accredited investors (as defined in Rule 501(a) under the Act who are not natural persons, estates or trusts.