Form 10QSB
period 1999-06-30
MUSTANG SOFTWARE INC
filed 1999-08-16
CIK 940986

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  Form 10-QSB



(Mark One)

  X       Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the period ended June 30, 1999
OR
          Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 0-25678



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

               Yes         X                        No
     As of August 3, 1999, there were 4,616,456 shares of the Registrant's Common Stock outstanding.


===============================================================================

                              MUSTANG SOFTWARE, INC.

                                    FORM 10-QSB

                                       INDEX


                                                                           Page

PART I.   Financial Information:

Balance Sheets as of June 30, 1999 and December 31, 1998                       3

Statements of Operations for the three and six months ended                    4
June 30, 1999 and 1998

Statements of Cash Flows for the six months ended June 30, 1999 and 1998       5

Notes to Financial Statements                                                  6

Management's Discussion and Analysis of Financial Condition and                7
Results of Operations

PART II.   Other Information:

Item 4. Submission of Matters to a Vote of Security Holders                   16

Item 6. Exhibits and Reports on Form 8-K                                      17

Signatures                                                                    18


===============================================================================

                          MUSTANG SOFTWARE, INC.
                             BALANCE SHEETS

                                ASSETS

                                                       June 30,      December 31
                                                        1999            1998
     (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                          $ 2,251,247   $ 1,849,700
     Accounts receivable, net of allowance for              494,430       409,077
     doubtful accounts of $168,200 and $150,000
     at December 31, 1998 and June 30, 1999
     respectively
   Income taxes receivable                                       --            --
     Inventories                                             12,444         9,196
     Other                                                       --
19,660
- - -----------------------------------------------------------------------------
          Total current assets                             2,758,121    2,287,633
- - -----------------------------------------------------------------------------
PROPERTY AND EQUIPMENT:
  Property and equipment                                   1,305,358    1,239,882
  Accumulated depreciation                                  (734,125)    (647,027)
- - -----------------------------------------------------------------------------
          Net property and equipment                         571,233      592,855
- - -----------------------------------------------------------------------------
OTHER ASSETS:
            Capitalized software development costs, net           --           --
  Other                                                       18,289       11,183
- - -----------------------------------------------------------------------------
          Total other assets                                  18,289       11,183
- - -----------------------------------------------------------------------------

                                                          $3,347,643   $2,891,671
= ===============================================================================
                           LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                       $299,950     $233,854
   Current portion of capital lease                            8,259        8,259
     Accrued payroll and liabilities                         137,234      114,381
   Income taxes payable                                       99,776       99,776
     Accrued warranty and support                                 --           --
     Deferred revenue                                        135,000      125,000
- - -----------------------------------------------------------------------------
          Total current liabilities                          680,219      581,270
- - -----------------------------------------------------------------------------
CAPITAL LEASE OBLIGATION, net of current portion             256,719      260,747
- - -----------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
     Preferred stock, no par value:
          Authorized-10,000,000 shares
               7,956 issued and outstanding as of           730,229       730,229
               December 31, 1998
     Common stock, no par value:
          Authorized-30,000,000 shares
               Issued and outstanding 4,098,845 and       8,086,642     7,618,954
               4,615,956 shares at December 31, 1998 and
               June 30, 1999, respectively
          Retained earnings                              (6,406,166)   (6,299,529)
- - -----------------------------------------------------------------------------
               Total shareholders' equity                 2,410,705     2,049,654
- - -----------------------------------------------------------------------------
                                                         $3,347,643    $2,891,671
= ===============================================================================
The accompanying notes are an integral part of these financial statements.

MUSTANG SOFTWARE, INC.

STATEMENTS OF OPERATIONS

                                 Three Months Ended June 30,   Six Months Ended June 30,
                                          1999     1998          1999     1998

REVENUE                         $ 803,109      $ 404,158      $ 1,576,091      $ 802,638
COSTS OF REVENUE                  106,292         33,439          154,853         99,848
- - ------------------------------------------------------------------------------------
Gross profit                      696,817        370,719        1,421,238        702,790
- - ------------------------------------------------------------------------------------
OPERATING EXPENSES:
     Research and development     174,334        147,524          303,853        301,577
     Selling and marketing        274,883        223,075          526,512        470,093
     General and administrative   396,291        306,713          743,613        687,523
- - ------------------------------------------------------------------------------------
         Total operating expenses 845,508        677,312        1,573,978      1,459,193
- - ------------------------------------------------------------------------------------
     Income(loss)from operations (148,691)      (306,593)        (152,740)      (756,403)
- - ------------------------------------------------------------------------------------
OTHER INCOME (EXPENSE):
     Interest expense              (6,562)        (7,766)         (13,173)       (15,941)
     Interest income               31,242         11,674           52,201         26,107
   Gain/Loss on sale of asset      11,625             --           11,625             --
- - ------------------------------------------------------------------------------------
          Total other income (exp.)36,305          3,908           50,653         10,166
- - ------------------------------------------------------------------------------------
Income (loss) before
     provision for income taxes  (112,386)      (302,685)        (102,087)      (746,237)
- - ------------------------------------------------------------------------------------

PROVISION (BENEFIT)
     FOR INCOME TAXES                 800            800              800            800
- - ------------------------------------------------------------------------------------

NET INCOME (LOSS)              $  (113,186)   $ (303,485)     $  (102,887)    $  (747,037)
= =======================================================================================
NET INCOME (LOSS)
     PER COMMON SHARE                $(.02)        $(.09)           $(.02)          $(.22)
= =======================================================================================
WEIGHTED AVERAGE NUMBER
     OF SHARES OUTSTANDING       4,591,803     3,451,365        4,417,288        3,434,663
= ========================================================================================


The accompanying notes are an integral part of these financial statements.

= ==============================================================================

                             MUSTANG SOFTWARE, INC.
                            STATEMENTS OF CASH FLOWS


                                               Six Months Ended June 30,
                                                   1999          1998

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income(loss)                              $  (102,887)   $(747,037)
     Adjustments to reconcile net income to net cash
           provided by operating activities:
          Depreciation and amortization                 87,098       69,684
          Net changes in assets and liabilities          7,528      (52,387)
- - -----------------------------------------------------------------------
            Net cash provided (used) by operating       (8,261)    (729,740)
               activities
- - -----------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITES:
     Purchase of property and equipment                (53,858)     (12,349)
- - -----------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from issuance of stock               467,689       68,903
     Payments on capital lease obligation               (4,028)     (33,271)
- - -----------------------------------------------------------------------
            Net Cash provided (used) by financing      463,661       35,632
               activities
- - -----------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH                        401,542     (706,457)

CASH BALANCE, beginning of period                    1,849,700    1,403,776
- - -----------------------------------------------------------------------
CASH BALANCE, end of period                        $ 2,251,247  $   697,319
= =========================================================================

SUPPLEMENTAL DISCLOSURES:
     Interest paid                                      13,173       15,941
     Taxes paid                                            800          800






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

	The condensed Balance Sheet at December 31, 1998 has been taken from the audited financial statements at that date and condensed

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	In addition to the comments that follow, further information can be obtained by referring to the management's discussion and analysis of financial condition and results of operations section included in the Form 10KSB, filed for the year ended December 31, 1998.


Results of Operations:

Three Months Ended June 30, 1999 and 1998

	Revenues for the three months ended June 30, 1999 were $803,109 an increase of $398,951 or 98.7% over revenues for the same period in 1998. As a percentage of revenues by product category for the second quarter 1999 vs. 1998 showed the Internet directed product line consisting of Internet Message Center ("IMC"), Liscater and FileCenter Web Essential at 98% and 63%, Wildcat! line at nil and 24% and the QmodemPro line at 2% and 7%, respectively. The increase in sales of the Web Essentials line was due to increased acceptance of the Web Essentials products and the increase in products from 1 in 1997 to 3 in 1998. Because of its decision to focus on products that are designed to facilitate interaction on the Internet, Mustang sold its Wildcat! WinServer, Wildcat! BBS and Off-line Xpress BBS mail reader product lines to Santronics Software, Inc. of Homestead, Florida in November 1998. That accounts for nil sales of products from this line in the second quarter of 1999.

	Gross profit for the quarter increased from $370,719 in 1998 to $696,817 370,71 in 1999, and decreased as a percentage of revenues from 91.7% in 1998 to 86.8% in 1999. Gross profit percentage has averaged approximately 83% to 86% over the last three calendar years. The Company does not expect the gross profit percentage to remain at the current level. As more turnkey solutions are sold through the Mustang Professional Services division, the Company expects the gross profit percentage to decrease.

	Research and development expenses increased $26,810 in the second quarter of 1999 from 1998, but decreased as a percentage of revenues from 36.5% in 1998 to 21.7% in 1999. Research and development is concentrated in Windows NT and Windows 95 and directly targets the expanded use of international networks, including the Internet. The Company has devoted and is devoting a substantial portion of its research and development resources to the Windows
95 and Windows NT environments. The headcount in this department decreased from 8 at June 30, 1998 to 7 at June 30, 1999.


	Selling and marketing expenses for the quarter were $274,883, an increase of $51,808 over the same quarter the previous year, but they decreased as a percentage of revenues from 55.2% in 1998 to 34.2% in 1999. The items primarily accounting for the increase was the advertising and promotional costs for the new Web Essentials line of products and an increase in the number of trade shows attended in 1999 as compared to 1998.

	General and administrative expenses increased for the 1999 quarter compared to the previous year, from $306,713 in 1998 to $396,291 in 1999, but decreased as a percentage of revenues, from 75.9% in 1998 to 49.3% in 1999. The items primarily accounting for the increase were legal expenses and costs associated investor relations. The decrease as percent of sales was due to the increase in sales of 98.7%, actual dollars spend only increased 29.2%.

 Six Months Ended June 30, 1999 and 1998

	Revenues for the six months ended June 30, 1999 were $1,576,091, an increase of $773,453 or 96.4% over revenues for the same period in the prior year. As a percentage of revenues by product category showed the Company's Internet directed product line consisting of Internet Message Center ("IMC"), ListCaster and FileCenter at 93% and 48%, the QmodemPro line at 3% and 8% , and the Wildcat! line at nil and 39%, and other at 5% and 3 for the first six months of 1999 and 1998, respectively. Because of its decision to focus on products that are designed to facilitate interaction on the Internet, Mustang sold its Wildcat! WinServer, Wildcat ! BBS and Off-Line Xpress BBS mail reader product lines to Santronics Software, Inc. of Homestead, Florida in November 1998. That accounts for nil sales of products from this line in the first six months of 1999.

	Gross profit for the first six months increased from $702,790 in 1998 to $1,421,238 in 1999 , and increased as a percentage of revenues from 87.6% in 1998 to 90.2% in 1999 . Gross profit percentage has averaged approximately 83% to 87% over the last three calendar years. The increase in Gross Profit percentage from 1998 to 1999 is due mainly to the increase in sales of the Internet Message Center ("IMC"). The Internet Message Center ("IMC") has higher average selling prices and gross profit percentages then the Company's previous lines of products. As more turnkey solutions are sold through the Mustang Professional Services division, the Company expects the gross profit percentage to decrease.

	Research and development expenses increased $2,276 in the first six months of 1999 from 1998 , but decreased as a percentage of revenues from 37.6% in 1998 to 19.3% in 1999 . To maintain its competitive market position, the Company expects to invest a significant amount of its resources for the development of new products and product enhancements. The decrease as a percent of revenues is due to the actual dollars spent remaining relatively flat while revenue increased 96.4%.

	Selling and marketing expenses for the first six months of 1999 increased $56,419 30 over the same period the previous year, from $470,093 $534,39 to $526,512 . As a percentage of revenues selling and marketing
expenses decreased  from 58.6% in 1998 to 33.4% in 1999.   The items primarily
accounting for the increase was the advertising and promotional costs for the Internet Message Center ("IMC") and an increase in travel related expenses 1999 as compared to 1998 .

	General and administrative expenses increased $56,090 in the first six months of 1999 from $687,523 in 1998 to $743,613 in 1999, but as a percentage of revenues decreased from 85.7% in 1998 to 47.2% in 1999 . The items primarily accounting for the increase in actual dollars spent were legal and investor relations expenses.

Liquidity and Capital Resources

	Cash and cash equivalents balance at June 30, 1999 were approximately $2,250,000, an increase of approximately $401,000 from December 31, 1998. Accounts receivable increased approximately $85,000 and Accounts Payable increased approximately $66,000 in 1999. Accounts receivable average days to collect for the quarter ended June 30, 1998 and 1999 were 48 and 40 days, respectively. Average days to collect in 1998 were 52 days. Management's goal is to maintain receivable collection days at or below 50 for 1999. Inventory levels have increased approximately $3,000 in 1999 from December
31, 1998.  As well as accrued liabilities have increased approximately $22,000.

	Longer term cash requirements, other than normal operating expenses, are anticipated for development of new software products and enhancements of existing products, launching new products and enhancements, financing anticipated growth and the possible acquisition of businesses, software products or technologies complementary to the Company's business.

	The Company intends to meet its long-term liquidity needs through available cash and cash flow as well as through financing from outside sources. The Company is actively seeking to raise additional capital and has made arrangements to raise funds through a private placement of securities that will not be registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. However, there can be no assurance that the Company will be successful in completing the private placement or otherwise raising additional capital. Further, there can be no assurance, assuming the Company successfully raises additional funds, that the Company will achieve profitability or positive cash flows. If the Company is not successful in raising additional funds, it appears it will be forced to curtail the scope of its operations.

Certain Risk Factors That Could Affect Future Results

Variability of Operating Results; Lengthy Sales Cycle. Mustang's expense levels are based, in part, on its expectations as to future revenues and are not expected to decrease, at least in the short term. In fact Mustang expects expenses to increase from those incurred during the first half of 1999 as it implements a strategy to add sales and support personnel in an effort to grow revenues. Further, Mustang may from time to time be forced by the competitive environment in which it competes to make tactical or strategic decisions that disrupt or reduce anticipated revenues. Moreover, during 1998, which was the first year that the Company achieved material revenues from IMC and its other Internet-directed products introduced during 1997, the Company observed a trend that a disproportionate percentage of the Company's net sales were generated during the last month of a quarter. As a result, a shortfall in sales in any quarter as compared to expectations may not be identifiable until the end of a quarter. Mustang may not be able to adjust its spending plan in a timely manner to compensate for any future revenue shortfall. Any significant shortfall in sales in relation to the Company's revenue expectations would have a material adverse impact on the Company's business, results of operations, financial condition and prospects.

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

Uncertainty of Market for E-mail Management Software and Dependence upon IMC. Prior to 1998, most of the Company's revenues were derived from its Wildcat! WinServer and BBS software. Beginning in the second quarter of 1997 and continuing throughout the year, Mustang changed its focus and launched new products designed to facilitate interaction on the Internet's World Wide Web. Mustang released the Business Edition of IMC in September 1997 and its core product, the Enterprise Edition, in February 1998. The future of the Company is dependent upon the acceptance by the market of IMC and Mustang's ability to market this e-mail management solution and related services successfully. IMC accounted for over 50 percent of the Company's net sales during 1998, but Mustang has only limited operating history with respect to this product. As a result, as well as the recent emergence of the commercial e-mail management market, the Company has neither internal nor industry-based historical financial data for a significant period upon which to project revenues or base planned.

operating expenses. Future operating results will depend on a variety of factors, including Mustang's ability to maintain or increase market demand for IMC, and its other products and services, usage and acceptance of the Internet the introduction and acceptance of new, enhanced or alternative products or services by Mustang or its competitors. Other factors that could affect its operating results include Mustang's ability to anticipate and effectively adapt to a developing market and to rapidly changing technologies, the financial resources Mustang has to devote to developing enhanced versions of its products, general economic conditions, competition by existing and emerging competitors, software defects and other quality control problems and the mix of products and services sold.

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

Mustang's principal competitors in the e-mail message management market include Adante, Aptex Software, Brightware, eGain, General Interactive, Kana Communications, MessageMedia and Micro Computer Systems, each of which provides software solutions for e-mail management. Mustang also competes with other firms that provide e-mail message management services on an outsourcing basis. The Company competes with a number of independent software suppliers who offer Web Server or telecommunications software as or among their product line(s). Several of Mustang's current and potential competitors have greater name recognition, larger installed customer bases, more diversified lines of products and services and significantly greater financial, technical, marketing and other resources than Mustang. Such competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to businesses to induce them to use their products or services. Such competitors may also be able to devote more financial resources and personnel to research and development activities, which could have the effect of making their products more technologically advanced and attractive to customer than Mustang's products.

Limited Intellectual Property and Proprietary Rights. Mustang relies on a combination of trade secret, copyright and trademark laws, nondisclosure agreements and other contractual provisions and technical measures to protect its proprietary rights. Mustang believes that, due to the rapid pace of technological innovation for Internet products, Mustang's ability to establish and maintain a position of technology leadership in the industry depends more on skills of its development personnel than upon the legal protections afforded its existing technology. There can be no assurance that trade secret, copyright and trademark protections will be adequate to safeguard the proprietary software underlying Mustang's products and services. Similarly, there can be no assurance that agreements with employees, consultants and others who participate in the development of its software will not be breached, that Mustang will have adequate remedies for any breach or that Mustang's trade secrets will not otherwise become known. Mustang also faces the risk that notwithstanding Mustang's efforts to protect its intellectual property, competitors will be ableto develop functionally equivalent e-mail message management technologies without infringing any of Mustang's intellectual property rights. Despite Mustang's efforts to protect its proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use products or technology that Mustang considers proprietary, and third parties may attempt to develop similar technology independently.
In addition, effective protection of intellectual property rights may be unavailable or limited in certain countries. Accordingly, there can be no assurance that Mustang's means of protecting its proprietary rights will be adequate or that Mustang's competitors will not independently develop similar technology.

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

Dependence of Key Personnel. The Company is dependent upon James A. Harrer, its President and Chief Executive Officer and C. Scott Hunter, its Vice President and Chief Technical Officer. The loss of either of these executives could have a material adverse effect on the Company. While the Company has one- year employment agreements with these executives, such agreements are terminable by each without any reason upon four months notice. Moreover, unforeseen circumstances could cause either of them to no longer render services to the Company. Mustang has key-man life insurance on the life of Mr. Harrer for $1,000,000. There can be no assurance that the proceeds from this policy will be sufficient to compensate the Company in the event of Mr. Harrer's death, and this policy does not cover the Company in the event that he becomes disabled or is otherwise unable to render services to the Company. Mustang's success of the Company is also dependent upon its ability to attract and retain highly qualified personnel. There can be no assurance that the Company will be able to recruit and retain such personnel.

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

Nasdaq Maintenance Requirements; Possible Delisting of Common Stock from Nasdaq Market. Mustang currently lists its common stock on The Nasdaq SmallCap Market. Nasdaq moved the listing from the Nasdaq National Market to The Nasdaq Small Cap Market on October 15, 1998 because the Company did not meet the maintenance requirements for the Nasdaq National Market. Mustang has to maintain certain minimum requirements for the continued listing of its common stock on The Nasdaq SmallCap Market. In this regard, it needs: net tangible assets of at least $2,000,000, or a market capitalization of at least $35,000,000, or net income in two of the last three years of at least $500,000; a public float of at least 500,000 shares with a minimum market value of $1,000,000; a minimum bid price of at least $1.00 per share; and a minimum of two active market makers and 300 round lot shareholders. While Mustang met the requirements for continued listing at December 31, 1998, it reported only $2,251,247 of net tangible assets at that date. Accordingly, if the Company reports losses during the quarter ending September 30, 1999 or future quarters that causes its net tangible assets to drop below $2,000,000 and if it is unable or unwilling to raise needed capital to satisfy the net tangible asset requirement, it could be delisted from The Nasdaq Stock Market. Similarly, if Mustang is unable to satisfy Nasdaq's other maintenance requirements, Nasdaq may delist its common stock from The Nasdaq Stock Market. If Mustang's stock is delisted from The Nasdaq Stock Market, public trading, if any, in the common stock would be limited to the over-the-counter markets in the so-called "pink sheets" or the NASD's OTC Electronic Bulletin Board. Consequently, the liquidity of its common stock and Mustang's ability to raise additional equity capital, if required, could be impaired.

Penny Stock Regulation. If Nasdaq delisted its common stock from the Nasdaq Stock Market, Mustang could become subject to Rule 15g-9 under the Securities Exchange Act of 1934. This rule imposes additional sales practice requirements on broker-dealers who sell so-called "penny" stocks to persons other than established customers and "accredited investors." Generally, accredited investors are individuals with a net worth more than $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction before sale. Consequently, the rule may adversely affect the ability of broker-dealers to sell our shares in the secondary market.

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

Part II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders

     On June 7, 1999, registrant held its annual meeting of shareholders. Each of the following directors was elected by vote indicated after his name:

          NAME                              FOR               WITHHELD

          James A. Harrer                  3,529,650            1,575

          Anthony Mazzarella               3,529,650            1,575

          Stanley A. Hirschman             3,529,650            1,575

          Michael S. Noling                3,529,650            1,575

          Phillip E. Pearce                3,529,650            1,575

To approve amendments to the Company's 1994 Incentive and Nonstatutory Stock Option Plan to increase the total number of shares of Common Stock that can be optioned and sold under the Stock Option Plan to 1,100,000 shares. The following were the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to such matter


          FOR          AGAINST               ABSTAIN     BROKER NON-VOTES
       1,190,600       155,820                19,104        2,165,701

To ratify the appointment of Arthur Andersen LLP as the Company's independent accountants for the year ending December 31, 1999. The following were the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to such matter

        FOR          AGAINST               ABSTAIN
     3,526,825        4,206                 194

Item 6.     Exhibits and Reports on Form 8-K

(a)  No Form 8-K was filed during the quarter ended June 30, 1999.

(b)  Exhibits. The following exhibit is filed as a part of this Report.

          Ex. 11 Computation of Earnings Per Share
          Ex. 27 Financial Data Schedule.

SIGNATURES

     In accordance with the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature                Title                           Date


_/s/ James A. Harrer___
James  A. Harrer         President  and Chief Executive         August 13, 1999
                         Officer (Principal Executive
                         Officer) and a Director

_/s/ Donald M. Leonard_
Donald M. Leonard        Vice  President and  Chief             August 13, 1999
                         Financial Officer (Principal Financial
                         and  Accounting  Officer)
                         and a Director