Form 10QSB
period 1999-09-30
MUSTANG COM INC /CA/
filed 1999-11-12
CIK 940986

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  Form 10-QSB



(Mark One)

  X     Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the period ended September 30, 1999

OR
        Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 0-25678



                                MUSTANG.COM, INC.
              (Exact name of registrant as specified in its charter)

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

   As of October 28, 1999, there were 5,607,568 shares of the Registrant's Common Stock outstanding.
==============================================================================

                                MUSTANG.COM, INC.

                                    FORM 10-QSB

                                       INDEX


                                                                         Page

PART I.   Financial Information:

Balance Sheets as of September 30, 1999 and December 31, 1998               3

Statements of Operations for the three and nine months ended
September 30,1999 and 1998                                                  4

Statements of Cash Flows for the nine months ended September 30, 1999
and 1998                                                                    5

Notes to Financial Statements                                               6

Management's Discussion and Analysis of Financial Condition and
Results of Operations                                                       7

PART II.   Other Information:

Item 6. Exhibits and Reports on Form 8-K                                   19

Signatures                                                                 20


==============================================================================

                                MUSTANG.COM INC.
                                 BALANCE SHEETS

ASSETS
                                                    September 30,  December 31
                                                        1999           1998
(Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                         $ 2,614,937  $ 1,849,700
   Accounts receivable, net of allowance for
     doubtful accounts of $168,200 and $50,000
     at December 31, 1998 and September 30, 1999,
     respectively                                        590,885      409,077
   Income taxes receivable                                    --           --
  Inventories                                             13,627        9,196
  Other                                                    1,875       19,660
- ---------------------------------------------------------------------------
         Total current assets                          3,221,324    2,287,633
- ---------------------------------------------------------------------------
PROPERTY AND EQUIPMENT:
  Property and equipment                               1,384,977    1,239,882
  Accumulated depreciation                              (776,162)    (647,027)
- ---------------------------------------------------------------------------
Net property and equipment                               608,815      592,855
- ---------------------------------------------------------------------------
OTHER ASSETS:
  Capitalized software development costs, net                 --           --
  Other                                                   79,634       11,183
- ---------------------------------------------------------------------------
         Total other assets                               79,634       11,183
- ---------------------------------------------------------------------------
                                                      $3,909,773   $2,891,671
= ===========================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable                                $  450,555   $  233,854
      Accrued payroll and liabilities                    258,797      122,640
      Income taxes payable                                99,776       99,776
      Accrued warranty and support                            --           --
      Deferred revenue                                   150,000      125,000
- ---------------------------------------------------------------------------
         Total current liabilities                       959,128      581,270
- ---------------------------------------------------------------------------
CAPITAL LEASE OBLIGATION, net of current portion         254,629      260,747
- ---------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
      Preferred stock, no par value:
          Authorized-10,000,000 shares
             7,956 and none issued and outstanding at
                December 31, 1998 and September 30, 1999,
                respectively,                                         730,229
      Common stock, no par value:
          Authorized-30,000,000 shares
             Issued and outstanding--4,098,845 and
             4,695,480 shares at December 31, 1998
                and September 30, 1999, respectively   9,331,532    7,618,954
          Retained earnings                           (6,635,516)  (6,299,529)
- ---------------------------------------------------------------------------
Total shareholders' equity                             2,696,016    2,049,654
- ---------------------------------------------------------------------------
                                                      $3,909,773   $2,891,671
= ===========================================================================
The accompanying notes are an integral part of these financial statements.

MUSTANG.COM, INC.
STATEMENTS OF OPERATIONS

                                Three Months Ended    Nine Months Ended
                                  September 30,          September 30,
                               1999        1998        1999        1998
REVENUE                        $1,028,566  $  501,963  $2,604,657  $ 1,304,601
COSTS OF REVENUE                  136,111      41,576     290,964      141,424
- ----------------------------------------------------------------------------
Gross profit                      892,455     460,387   2,313,693    1,163,177
- ----------------------------------------------------------------------------
OPERATING EXPENSES:
   Research and development       183,064     148,055     486,918      449,632
   Selling and marketing          479,870     240,264   1,006,381      710,357
   General and administrative     476,675     337,700   1,220,288    1,025,438
- ----------------------------------------------------------------------------
Total operating expenses        1,139,609     726,019   2,713,587    2,185,427
- ----------------------------------------------------------------------------
Income(loss)from operations     ( 247,154) (  265,632) (  399,894)  (1,022,250)
- ----------------------------------------------------------------------------
OTHER INCOME (EXPENSE):
Interest expense                  ( 8,522)    ( 7,435)    (21,696)     (23,376)
Interest income                    13,554      10,521      65,755       36,628
Gain/loss on sale of asset         12,772          --      24,398           --
- ----------------------------------------------------------------------------
Total other income (exp.)          17,804       3,086      68,457       13,252
- ----------------------------------------------------------------------------
Income (loss) before
   provision for income taxes   ( 229,350) (  262,546)  ( 331,437)  (1,008,998)

PROVISION (BENEFIT)
   FOR INCOME TAXES                     --         --         800          800
- ----------------------------------------------------------------------------
NET INCOME (LOSS)               $(229,350)  $(262,546)  $(332,237) $(1,009,798)
= ============================================================================
NET INCOME (LOSS)
PER COMMON SHARE                $    (.05)   $   (.06)  $    (.07)  $    (.28)
= ============================================================================
WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING           4,695,479   4,063,365   4,510,018    3,644,230
= ============================================================================
The accompanying notes are an integral part of these financial statements.

MUSTANG.COM, INC.
STATEMENTS OF CASH FLOWS


                                            Nine Months Ended September 30,
                                                   1999            1998
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income(loss)                                 $(332,237)      $(1,009,798)
  Adjustments to reconcile net income to net cash
    provided by operating activities:
       Depreciation and amortization                 130,646           104,526
       Gain/Loss on Sales of Assets                  (24,396)               --
       Net changes in assets and liabilities         137,203           (93,651)
- ----------------------------------------------------------------------------
  Net cash used by operating activities              (88,784)         (998,923)
- ----------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITES:
  Purchase of property and equipment                (122,211)          (16,298)
- ----------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of stock                982,349         1,486,268
  Payments on capital lease obligation                (6,117)          (50,529)
- ----------------------------------------------------------------------------
         Net Cash provided (used) by financing       976,232         1,435,739
         activities
- ----------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH                      765,237           420,518

CASH BALANCE, beginning of period                  1,849,700         1,403,776
- ----------------------------------------------------------------------------
CASH BALANCE, end of period                       $2,614,937        $1,824,294
= ============================================================================

SUPPLEMENTAL DISCLOSURES:
   Interest paid                                      21,696            23,376
   Taxes paid  800  800


The accompanying notes are an integral part of these financial statements.

===============================================================================

MUSTANG.COM, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1. Accounting Policies

   The accompanying Unaudited Condensed Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have either been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations and cash flows for the periods presented are not necessarily indicative of the results that may be expected for the full fiscal year. For further information, refer to the financial statements and notes thereto for the year ended December 31, 1998, included in the 1998Form 10KSB.

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


Results of Operations:

Three Months Ended September 30, 1999 and 1998

   Revenues for the three months ended September 30, 1999 were $1,028,566 an increase of $526,603 or 105% above revenues for the same period in 1998. As a percentage of revenues by product category for the third quarter 1999 vs. 1998 showed the Internet directed product line consisting of Mustang Message Center, Listcaster and FileCenter at 98% and 72%, the QmodemPro line at 2% and 5%, the Wildcat! line at nil and 21%, respectively. Because of its decision to focus on products that are designed to facilitate interaction on the Internet, Mustang sold its Wildcat! WinServer, Wildcat! BBS and Off-line Xpress BBS mail reader product lines to Santronics Software, Inc. of Homestead, Florida in November 1998. That accounts for nil sales of products from this line in the third quarter of 1999. The increase in revenues in 1999 over 1998 was primarily the result of greater market acceptance of Mustang Message Center.

   Gross profit for the quarter increased from $460,387 in 1998 to $892,455 in 1999, but decreased as a percentage of revenues from 91.7% in 1998 to 86.8% in 1999. While the increase in revenues accounted for the increase in gross profit absolute dollars, gross profit declined as a percentage of revenues because costs of revenue increased at a rate faster than revenues. Costs of revenue increased principally because of expansion in Professional Services and its associated costs. The Company does not expect the gross profit percentage to remain at the current level. As more turnkey solutions are sold through Mustang's Professional Services division, the Company expects the gross profit percentage to decrease.

   Research and development expenses increased $35,009 in the third quarter of 1999 from 1998, but decreased as a percentage of revenues from 29.5% in 1998 to 17.8% in 1999. Research and development is concentrated in Windows NT and Windows 95/98 and directly targets the expanded use of international networks, including the Internet. The Company has devoted and is devoting a substantial portion of its research and development resources to the Windows 95/98 and Windows NT environments and now offers a suite of internet/intranet utility applications for Windows 95 and Windows NT environments. The headcount in this department increased from 7 at September 30, 1998 to 8 at September 30, 1999. We expect to continue to invest in the Mustang Message Center product line and to accomplish this goal additional engineers will be required.

   Selling and marketing expenses for the quarter were $479,870, an increase of $239,606 over the same quarter the previous year, but they decreased slightly as a percentage of revenues from 47.9% in 1998 to 46.7% in 1999. The items principally contributing to the increase in selling and marketing expenses were salaries and travel expenses resulting from the expansion of the Company's sales and marketing departments. The headcount in these departments increased from 6 at September 30, 1998 to 12 at September 30, 1999.

   General and administrative expenses increased for the quarter over the previous year, from $337,700 in 1998 to $476,675 in 1999, but decreased as a percentage of revenues, from 67.3% in 1998 to 46.3% in 1999. The items primarily accounting for the increase in absolute dollars include consulting fees and other various professional fees.

Nine Months Ended September 30, 1999 and 1998

   Revenues for the nine months ended September 30, 1999 were $2,604,657, an increase of $1,300,056 or 99.7% over revenues for the same period in the prior year. As a percentage of revenues by product category showed the Company's Internet directed product line consisting of Mustang Message Center, ListCaster and FileCenter at 97% and 57%, the QmodemPro line at 3% and 7%, and the Wildcat! line at nil and 32%, for the first nine months of 1999 and 1998, respectively. The sale of BBS product lines in November 1998 accounts for nil sales of products from this line in the first nine months of 1999. The increase in revenues in 1999 over 1998 was primarily the result of greater market acceptance of Mustang Message Center.

   Gross profit for the first nine months increased from $1,163,177 in 1998 to $2,313,693 in 1999, and decreased as a percentage of revenues from 89.2% in 1998 to 88.8% in 1999. While the increase in revenues accounted for the increase in gross profit absolute dollars, gross profit declined as a percentage of revenues because costs of revenue increased at a rate faster than revenues. Costs of revenue increased principally because of expansion in Professional Services and its associated costs. The Company does not expect the gross profit percentage to remain at the current level. As more turnkey solutions are sold through Mustang's Professional Services division, the Company expects the gross profit percentage to decrease.

   Research and development expenses increased $37,286 in the first nine months of 1999 from 1998, but decreased as a percentage of revenues from 34.5% in 1998 to 18.7% in 1999. The headcount in this department increased from 7 at September 30, 1998 to 8 at September 30, 1999. To maintain its competitive market position, the Company expects to invest a significant amount of its resources for the development of new products and product enhancements.

   Selling and marketing expenses for the first nine months of 1999 increased $296,024 over the same period the previous year, from $710,357 to $1,006,381 As a percentage of revenues selling and marketing expenses decreased from 54.5% in 1998 to 38.6% in 1999. The items primarily accounting for the increase were advertising and promotional costs for the Web Essentials line of products and an increase in trade shows and the costs associated with them.

   General and administrative expenses increased $194,850 in the first nine months of 1999 from $1,025,438 in 1998 to $1,220,288 in 1999, but as a percentage of revenues decreased from 78.6% in 1998 to 46.9% in 1999.

Liquidity and Capital Resources

   The Company has financed its operations from the proceeds from the sale of its equity securities and cash flows from operations. Cash and cash equivalents balance at September 30, 1999 were approximately $2,615,000, an increase of approximately $765,000 from December 31, 1998. On March 31, 1999, the Company sold for gross proceeds of $250,000 an aggregate of 64,820 shares of its common stock and Warrants to purchase an aggregate of 64,820 shares of its common stock under Regulation S of the Securities Act of 1933. The principal reasons for the increase in cash during the nine months ended September 30, 1999 was the receipt of net proceeds aggregating approximately $240,000 from this Regulation S sale proceeds from the exercise of outstanding stock options and warrants and the decrease in the Company's net loss from operations during the period. Accounts receivable increased approximately $181,000 in 1999, from $409,077 at December 31, 1998 to $590,885 at September 30, 1999. Accounts receivable average days to collect for the quarter ended September 30, 1998 and 1999 were 55 and 40 days, respectively, and for the nine months ended September 30, 1998 and 1999 were 51 and 46 days, respectively. Average days to collect for the year 1998 was 52 days. Management's goal is to maintain receivable collection days at or below 50 for 1999. Inventory levels have increased approximately $4,400 in 1999 from December 31, 1998 amounts.

   In October 1999, Mustang completed a private placement of its securities to accredited investors receiving proceeds, before offering expenses, of approximately $5,600,000. In the financing, Mustang issued 765,908 shares of its common stock at $7.3125 per share and warrants to purchase up to 574,431 shares of its Common Stock. Mustang intends to use the net proceeds for working capital to finance the rapid implementation of its chief growth strategies. The warrants are exercisable over a five-year period at an exercise price per share of $8.775. The company may force the investors to exercise the warrants beginning 18 months after the date a registration statement covering the resale of the shares underlying the warrants is declared effective by the Securities and Exchange Commission if the closing price of Mustang's stock exceeds $13.1625 per share on each of 10 consecutive trading days at December 31, 1998, Mustang had net operating loss carryforwards available of approximately $5,000,000 and $3,000,000 of Federal and State, respectively, which will expire at the end of 2013. Section 382 of the Internal Revenue Code provides that when a company undergoes an "ownership change," the corporation's use of its net operating losses is limited in each subsequent year. An "ownership change" occurs when, as of any testing date, the sum of the increases in ownership of each shareholder that owns five percent or more of the value of a company's stock as compared to that shareholder's lowest percentage ownership during the preceding three-year period exceeds fifty percentage points. Mustang has issued a substantial number of shares of our common stock since January 1, 1998 and this may result in an "ownership change" for income tax purposes. As a consequence, Mustang estimates that it may not be able to use a substantial amount of its available federal net operating loss carryforwards to reduce its taxable income, if any, in the future. Additionally, Mustang may issue a substantial number of shares of its common stock in connection with future acquisitions and financings. Further, the exercise of outstanding warrants and certain options to purchase shares of our common stock may require Mustang to issue additional shares of its common stock. The issuance of a significant number of shares of common stock could result in "ownership changes" for tax purposes. For more details concerning the limitations on Mustang's net operating loss carryforwards, see "Certain Risk Factors That Could Affect Future Results -- Use of Mustang's Net Operating Loss Carryforwards May in the Future be Limited."

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

Certain Risk Factors That Could Affect Our Future Results

   Our Operating Results May Vary from Quarter to Quarter as a Result of Revenue Shortfalls, Increased Operating Expenses or our Lengthy Sales Cycle.

   Our expense levels are based, in part, on our expectations of future revenues and are not expected to decrease, at least in the short term. We also expect to continue to spend substantial financial and other resources on developing and introducing product and service offerings, and expanding our sales, marketing and customer support organizations and operating infrastructure. We expect that our operating expenses will continue to increase in absolute dollars and may increase as a percentage of revenue. If our revenue does not correspondingly increase, our business and operating results could suffer. Further, the competitive environment in which we compete may from time to time force us to make tactical or strategic decisions that disrupt or reduce anticipated revenues. Moreover, during 1998, which was the first year that we achieved material revenues from Mustang Message Center and our other Internet-directed products that we introduced during 1997, we observed a trend that a disproportionate percentage of our net sales were generated during the last month of a quarter. As a result, a shortfall in sales in any quarter as compared to expectations may not be identifiable until the end of a quarter. We may not be able to adjust our spending plan timely enough to compensate for any future revenue shortfall. Any significant shortfall in sales in relation to our revenue expectations would have a material adverse impact on our business, results of operations, financial condition and prospects.

   The purchase of the Enterprise Edition of Mustang Message Center, our core product, involves a significant commitment of customers' personnel and other resources. Furthermore, the cost of the software is typically only a small portion of the related hardware, development, training and integration costs associated with implementing a complete e-mail management solution. For these and other reasons, the sales cycle associated with the purchase of Mustang Message Center is typically complex, lengthy and subject to a number of significant risks. Such risks include changes in customers' budgetary constraints and approval at senior levels of customers' organizations, over which we have no control. Such risks also include scheduling delays by customers that prevent our personnel from going on site to make or complete customer-ordered installations of Mustang Message Center. Our sales cycle can range from four to six months or more and varies substantially from customer to customer. Because of the lengthy sales cycle and the dependence of our quarterly revenues upon a relatively small number of orders that represent large dollar amounts, the loss or delay of a single order could have a material adverse effect on our business, financial condition and results of operations.

We Are Dependent on Mustang Message Center and There Is an Uncertain Market for E-Mail Management Software.

   Prior to 1998, most of our revenues were derived from our Wildcat! WinServer and BBS software. Beginning in the second quarter of 1997 and continuing throughout that year, we changed our focus and launched new products designed to facilitate interaction on the Internet's World Wide Web. We released the Business Edition of Mustang Message Center in September 1997, our core product, the Enterprise Edition, in February 1998 and recently introduced Version 3.0 of the Enterprise Edition in October 1999. Our future is dependent upon the acceptance by the market of Mustang Message Center and our ability to market this e-mail management solution and related services successfully. Mustang Message Center accounted for over 50 percent of our net sales during 1998, but we have only a limited operating history with respect to this product. As a result, and because of the recent emergence of the commercial e-mail management market, we have neither internal nor industry-based historical financial data for a significant period upon which to project revenues or base planned operating expenses. Our future operating results will depend on a variety of factors, including

* our ability to maintain or increase market demand for Mustang Message Center and our other products and services;
*  the usage and acceptance of the Internet;
* the introduction and acceptance of new, enhanced or alternative products or services by our competitors or us;
* our ability to anticipate and effectively adapt to a developing market and to rapidly changing technologies,
*  general economic conditions,
*  competition by existing and emerging competitors,
*  software defects and other quality control problems; and
*  the mix of products and services that we sell.

Our Market Is Undeveloped and Rapidly Changing.

   The markets for our products and services are at a very early stage of development, are rapidly changing and are characterized by an increasing number of market entrants that have introduced or are developing competing products and services for use on the Internet and the World Wide Web. As is typical for a new and rapidly evolving industry, demand for and market acceptance of recently introduced products and services are subject to a high level of uncertainty and risk. Acceptance and usage of the Mustang Message Center is dependent on continued growth in use of e-mail as a primary means of communications by businesses and consumers. Businesses that already have invested substantial resources in traditional or other methods of conducting business may be reluctant to adopt new commercial methodologies or strategies that may limit or compete with their existing businesses. Individuals with established patterns of purchasing goods and services may be reluctant to alter those patterns. Accordingly, we can give no assurance that sufficient demand our products and services will develop to sustain our business.

   Further, we can give no assurance that use of e-mail as a primary method of communication or commerce over the Internet will become widespread or be sustained, that a substantial market for Mustang's products and services will emerge or that the Mustang Message Center will be generally adopted. Our business, financial condition and results of operations will be materially and adversely affected if the market fails to develop as expected or develops more slowly than expected. Similarly, our business, financial condition and results of operations will be materially and adversely affected if the Internet infrastructure is not adequately expanded or managed, or if our products and services do not achieve market acceptance by a significant number of businesses.

Our Business Is Intensely Competitive.

   The market for e-mail message management products and services is intensely competitive, and we expect competition to increase significantly. There are no substantial barriers to entry into our business, and we expect established and new entities to enter the market for e-mail message management products and services in the near future. It is possible that a single supplier will dominate one or more market segments including e-mail management, customer service and call center automation. Furthermore, since there are many potential entrants to the field, it is extremely difficult to assess which companies are likely to offer competitive products and services in the future, and in some cases it is difficult to discern whether an existing product or service is competitive with the Mustang Message Center.

   Our principal competitors in the e-mail message management market include Adante, Aptex Software, Brightware, eGain, General Interactive, Kana Communications, MessageMedia and Micro Computer Systems, each of which provides software solutions for e-mail management. We also compete with other firms that provide e-mail message management services on an outsourcing basis. We compete with a number of independent software suppliers who offer Web Server or telecommunications software as or among their product line(s). Several of our current and potential competitors have greater name recognition, more diversified lines of products and services and significantly greater financial, technical, marketing and other resources than we do. Such competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to businesses to induce them to use their products or services. In addition, many of our competitors have well-established relationships with our current and potential customers and have extensive knowledge of our industry. In the past, we have lost potential customers to competitors for various reasons, including the ability or willingness of our competitors to offer lower prices and other incentives that we did not match. In addition, current and potential competitors, particularly enterprise or call center software providers that market integrated suites of products, have established or may establish co-operative relationships among themselves or with third parties to increase the ability of their products to address customer needs. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. We also expect that competition will increase as a result of industry consolidations. We may not be able to compete successfully against current and future competitors, and competitive pressures may seriously harm our business.

Unknown software defects could disrupt our products and services, which could harm our business and reputation.

Our product and service offerings depend on complex software, both internally developed and licensed from third parties. Complex software often contains defects, particularly when first introduced or when new versions are released. We may not discover software defects that affect our new or current services or enhancements until after they are deployed. It is possible that, despite testing by us, defects may occur in the software. These defects could result in:

*   damage to our reputation;
*   lost sales;
*   product liability claims;
*   delays in or loss of market acceptance of our products;
*   product returns; and
*   unexpected expenses and diversion of resources to remedy errors.

We Have Only Limited Intellectual Property and Proprietary Rights.

   We rely on a combination of trade secret, copyright and trademark laws, nondisclosure agreements and other contractual provisions and technical measures to protect our proprietary rights. We believe that, due to the rapid pace of technological innovation for Internet products, our ability to establish and maintain a position of technology leadership in the industry depends more on the skills of our development personnel than upon the legal protections afforded its existing technology. We can give no assurance that trade secret, copyright and trademark protections will be adequate to safeguard the proprietary software underlying our products and services. Similarly, we can give no assurance that agreements with employees, consultants and others who participate in the development of our software will not be breached, that we will have adequate remedies for any breach or that our trade secrets will not otherwise become known. We also face the risk that notwithstanding our efforts to protect our intellectual property, competitors will be able to develop functionally equivalent e-mail message management technologies without infringing any of our intellectual property rights. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use products or technology that we consider proprietary and third parties may attempt to develop similar technology independently. In addition, effective protection of intellectual property rights may be unavailable or limited in certain countries. Accordingly, we can give no assurance that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar technology.

   As the use of the Internet for commercial activity increases, and the number of products and service providers that support Internet commerce increases, we believe that Internet commerce technology providers may become increasingly subject to infringement claims. We can give no assurance that plaintiffs will not file infringement claims in the future. Any such claims, with or without merit, could be time consuming, result in costly litigation, disrupt or delay the enhancement or shipment of our products and services or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable or favorable to us, which could have a material adverse effect on our business, financial condition and results of operations. In addition, we may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights.

   If we fail to expand our sales, marketing and customer support activities, we may be unable to expand our business.

   The complexity of the Mustang Message Center and related products and services requires us to have highly trained sales, marketing and customer support personnel to educate prospective customers regarding the use and benefits of our products and services, and provide effective customer support. With our relatively brief operating history in area of e-mail management and our plans for expansion, we have considerable need to recruit, train, and retain qualified staff. Any delays or difficulties we encounter in these staffing efforts could impair our ability to attract new customers and enhance our relationships with existing customers. This in turn would adversely impact the timing and extent of our revenue. Because many of our sales, marketing and customer support personnel have recently joined us and have limited experience working together, our sales, marketing and customer support organizations may not be able to compete successfully against bigger and more experienced organizations of our competitors. If we do not successfully expand our sales, marketing and customer support activities, our business will suffer and our stock price could decline.

Use of Our Net Operating Loss Carryforwards May Be Limited in the Future.

   At December 31, 1998, we had federal and state net operating loss carryforwards available of approximately $5,000,000 and $3,000,000, respectively. These net operating loss carryforwards expire at the end of 2013. A federal net operating loss can generally be carried back two or three years and then forward fifteen or twenty years (depending on the year in which the loss was incurred), and used to offset taxable income earned by a company (and thus reduce its income tax liability).

   Section 382 of the Internal Revenue Code provides that when a company undergoes an "ownership change," the corporation's use of its net operating losses is limited in each subsequent year. An "ownership change" occurs when, as of any testing date, the sum of the increases in ownership of each shareholder that owns five percent or more of the value of a company's stock as compared to that shareholder's lowest percentage ownership during the preceding three-year period exceeds fifty percentage points. For purposes of this rule, certain shareholders that own less than five percent of a company's stock are aggregated and treated as a single five-percent shareholder. We have issued a substantial number of shares of our common stock since January 1, 1998. Additionally, we may issue a substantial number of shares of our common stock in connection with future financings and acquisitions. The issuance of a significant number of shares of common stock could result in an "ownership changes" for tax purposes.

  The extent of the actual future use of our net operating loss carryforwards is subject to inherent uncertainty because it depends on the amount of otherwise taxable income we may earn. We cannot give any assurance that we will have sufficient taxable income in future years to use any of our federal net operating loss carryforwards before they would otherwise expire.

We Are Dependent on Our President and Chief Technical Officer and Other Qualified Personnel.

   We are dependent upon James A. Harrer, our President and Chief Executive Officer, and C. Scott Hunter, our Chief Technical Officer. The loss of either of these executives could have a material adverse effect on us. While we have employment agreements with these executives, they may terminate them without any reason upon thirty-days' notice. Moreover, unforeseen circumstances could cause either of them to no longer render services to us. We have key-man life insurance on the life of Mr. Harrer for $1,000,000. However, the proceeds from this policy may be insufficient to compensate us in case of Mr. Harrer's death. Further, this policy does not cover us in the event that he becomes disabled or is otherwise unable to render services. Our success is also dependent upon our ability to attract and retain highly qualified personnel. We can give no assurance that we will be able to recruit and retain such personnel.

We Are Dependent on the Increased Usage and Stability of the Internet.

   The demand for products used on the Internet such as those offered by us will depend in significant part on continued rapid growth in the number of households and commercial, educational and government institutions with access to the Internet, in the level of usage by such entities. Usage of the Internet as a source for information, products and services is a relatively recent phenomenon. Accordingly, it is difficult to predict whether the number of users drawn to the Internet will continue to increase and whether any significant market for usage of the Internet for such purposes will continue to develop and expand. We can give no assurance that Internet usage patterns will not decline as the novelty of the medium recedes or that the quality of products and services offered online will improve significantly to continue to support user interest. In addition, it is uncertain whether the cost of Internet access will decline. Failure of the Internet to stimulate user interest and be accessible to a broad audience at moderate costs would jeopardize the markets for our products and services.

   Issues regarding the stability of the Internet's infrastructure remain unresolved. The rapid rise in the number of Internet users and increased transmission of audio, video, graphical and other multimedia content over the Internet has placed increasing strains on the Internet's communications and transmission infrastructures. Continuation of such trends could lead to significant deterioration in transmission speeds and reliability of the Internet and could reduce the usage of the Internet by businesses and individuals. The Internet continues to experience significant growth in the number of users and level of use. Without corresponding increases and improvements in the Internet infrastructure, there can be no assurance that the Internet will be able to support the demands placed upon it by such continued growth. Any failure of the Internet to support such increasing number of users due to inadequate infrastructure, or otherwise, would seriously limit the development of the Internet as a viable source of communication or commerce. This could materially and adversely affect the acceptance of our products and services, which would, in turn, materially and adversely affect our business, results of operations, financial condition and prospects.

We Face Risks from Regulatory and Legal Uncertainties Involving the Internet.

   We believe we are not currently subject to direct regulation by any government agency in the U.S., other than regulations generally applicable to businesses, and there are currently few laws or regulations directly applicable to access to, or commerce on, the Internet. However, there can be no assurance that federal, state or foreign agencies will not attempt in the near future to begin to regulate the market for Internet commerce. More generally, due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations will be adopted with respect to the Internet, covering issues such as user privacy, pricing, taxation and characteristics and quality of products and services. For example, the Telecommunications Reform Act of 1996 may subject certain Internet content providers to criminal penalties for the transmission of certain information and could also result in liability to Internet service providers, Websites and transaction facilitators such as us. Various foreign jurisdictions have also moved to regulate access to the Internet and to strictly control World Wide Web content. Even if our business is not directly subject to regulation, the adoption of any such laws or regulations may inhibit the growth of the Internet, or the businesses of the users of our products and services, which could in turn adversely affect our business, financial condition and results of operations. Moreover, the applicability to the Internet of existing laws governing issues such as property ownership, libel, taxation and personal privacy is uncertain. Such uncertainty creates the risk that such laws could be interpreted in a manner that could generally inhibit commerce on the Internet and adversely impact our business.

   Due to the growth of Internet commerce, Congress has considered regulating providers of services and transactions in this market, and federal or state authorities could enact laws, rules or regulations affecting our business or operations. Government agencies may promulgate rules and regulations affecting our activities or those of the users of our products and services. Any or all of these potential actions could result in increased operating costs for us or for the principal users of our products or services and could also reduce the convenience and functionality of our products or services. This could result in reduced market acceptance, which would have a material adverse effect on our business, financial condition and results of operations.

Our Business Faces Risks From Year 2000 Compliance Issues.

   Many currently installed computer systems and software products are coded to accept only two-digit entries in date code fields. Beginning in the year 2000, these date code fields will need to accept four-digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than a year, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. We designed Mustang Message Center and our other products to be Year 2000 compliant and have completed a systematic effort to identify any Year 2000 compliance problems in the various components of its products. However, significant uncertainty exists concerning the potential effects associated with compliance. Although we believe that our Mustang Message Center and other products are Year 2000 compliant, we can give no assurance that coding errors or other defects will not be discovered in the future. Moreover, Year 2000 problems affecting other hardware or software products, which our customers rely on or intend to use beyond the end of 1999, could adversely affect the use or functionality of our products. Any Year 2000 compliance problem affecting us, our service providers, customers or the Internet infrastructure could result in a material adverse effect on our business, operating results and financial conditions.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.

27	Financial Data Schedule

(b)	No report on Form 8-K was filed during the quarter covered by this report.

SIGNATURES

   In accordance with the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   Signature                 Title                           Date

    /s/ James A. Harrer
    _____________________
    James A. Harrer          President and Chief Executive
                             Officer (Principal Executive
                             Officer) and a Director         November 12, 1999
    /s/ Donald M. Leonard
    _____________________
    Donald M. Leonard        Vice President Finance and Chief
                             Financial Officer (Principal Financial
                             and Accounting Officer)         November 12, 1999