Form 10KSB
period 1999-12-31
MUSTANG COM INC /CA/
filed 2000-03-29
CIK 940986

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission file number 0-25678

                               MUSTANG.COM, INC.
                 (Name of small business issuer in its charter)

              California                                   77-0204718
    (State or other jurisdiction of                      (IRS employer
    incorporation or organization)                   identification number)

         6200 Lake Ming Road
       Bakersfield, California                               93306
(Address of principal executive offices)                  (Zip Code)

        Issuer's telephone number: (661) 873-2500

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

                           Common Stock, no par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $3,710,935

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

$157,980,000 based on the average of the bid and asked prices on March 7, 2000 as reported by The Nasdaq SmallCap Market.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,120,304 at March 7, 2000.

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

                                   ----------

        FileCenter(TM), ListCaster(TM), Mustang(TM), Mustang.com(TM), Mustang AgentPro(TM), Mustang Architect(TM), Mustang AutoAgents(TM), Mustang KnowledgeLink(TM), Mustang Message Center(TM), Mustang Network(TM), Mustang Notify(TM), Mustang Outlook Agent(TM) and Mustang TeleAgent(TM). are trademarks of Mustang.com, Inc. "Exchange Server," "Microsoft," "Outlook," "Windows," "Windows 95," "Windows 98" and "Windows NT" are trademarks of Microsoft Corporation. This Report also contains trademarks of other companies.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

RECENT EVENT

        On February 28, 2000 registrant announced that it entered into an agreement with Quintus Corporation for Quintus to acquire registrant in a stock merger valued at approximately $290 million based on the Nasdaq closing price of Quintus' common stock on February 25, 2000. Under the terms of the agreement, Quintus will exchange .793 shares of Quintus common stock for each outstanding share of registrant's common stock. This exchange ratio represents a premium of 48% over the Nasdaq closing price of registrant's common stock on February 25, 2000. All outstanding options and warrants to purchase registrant's common stock will also be assumed by Quintus, adjusted for the exchange ratio. The acquisition will be accounted for by Quintus Corporation as a purchase transaction and has been structured to be tax-free to stockholders. The acquisition has been approved by the board of directors of both Quintus Corporation and Mustang.com, Inc. Completion of the acquisition is subject to customary closing conditions, including regulatory approval and approval of registrant's shareholders. The acquisition is expected to be completed in the second calendar quarter of 2000.

        Registrant expects to mail a proxy statement to its shareholders containing information about the acquisition. Investors and security holders are urged to read the the proxy statement carefully when it becomes available because it will contain important information. Investors and security holders will be able to obtain free copies of proxy statement through the website maintained by the SEC at http://www.sec.gov.

COMPANY BACKGROUND

        Mustang.com ("Mustang" or the "Company") develops, markets, services and supports the Mustang Message Center, an e-mail management software solution that offers companies and other enterprises the ability to manage their inbound e-mail and Internet-based inquiries timely and accurately. Mustang Message Center competes in the emerging e-mail management market and has received several prestigious awards as best product in its class from sources devoted to monitoring the rapidly growing computer telephony, customer management, e-mail management and call center markets.

        Mustang also develops, markets and supports other software products that offer businesses the capability to improve customer service, market products, enhance sales and increase employee productivity. These products include ListCaster, a powerful e-mail message server that allows easy mass e-mailings from maintained lists and enables e-mail recipients to correspond with each other through the originating site on the World Wide Web of the Internet called a "Website"; and FileCenter, a high performance application that permits operators of Websites known as "webmasters" to provide their users with an organized, searchable library of files. Mustang began operations in 1986 as a sole proprietorship, became a general partnership in 1987 and incorporated in California under the name Mustang Software, Inc. on December 23, 1988. The Company changed its name to Mustang.com, Inc. on October 12, 1999. Its executive offices and sales, marketing and administration facilities are located at 6200 Lake Ming Road, Bakersfield, California, 93306 and its telephone number is (661) 873-2500. It completed its initial public offering of Common Stock in April 1995. The Company maintains a Website on the Web at "http://www.mustang.com." Information contained on the Website is not part of this Report.

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

        Recent Losses; No Assurance of Profitability. During the years ended December 31, 1997, 1998 and 1999, the Company reported revenue of approximately $1,898,000, $2,011,000 and $3,711,000, respectively, and incurred net losses of approximately $1,341,000, $1,157,000 and $906,000, respectively. There can be no assurance that the Company will be able to profitably market the Mustang Message Center, any of its other products or any products it may develop in the future. Until the Company is able to generate sufficient revenues to offset costs and expenses, of which there can be no assurance, Mustang will continue to sustain losses. Moreover, the Company's losses may increase in the future as it tries to implement announced plans to grow revenues.

        Variability of Operating Results; Lengthy Sales Cycle. Mustang's expense levels are based, in part, on its expectations as to future revenues and are not expected to decrease, at least in the short term. Further, Mustang may from time to time be forced by the competitive environment in which it competes to make tactical or strategic decisions that disrupt or reduce anticipated revenues. Moreover, during 1998, which was the first year that the Company achieved material revenues from Mustang Message Center and its other Internet-directed products introduced during 1997, and continuing during 1999, the Company observed a trend that a disproportionate percentage of the Company's net sales were generated during the last month of a quarter. As a result, a shortfall in sales in any quarter as compared to expectations may not be identifiable until the end of a quarter. Mustang may not be able to adjust its spending plan in a timely manner to compensate for any future revenue shortfall. Any significant shortfall in sales in relation to the Company's revenue expectations would have a material adverse impact on the Company's business, results of operations, financial condition and prospects.

        The purchase of the Enterprise and Service Bureau Editions of the Mustang Message Center, the Company's core product, involves a significant commitment of customers' personnel and other resources. Furthermore, the cost of the software is typically only a small portion of the related hardware, development, training and integration costs associated with implementing a complete e-mail management solution. For these and other reasons, the sales cycle associated with the purchase of Mustang Message Center is typically complex, lengthy and subject to a number of significant risks. Such risks include changes in customers' budgetary constraints and approval at senior levels of customers' organizations, over which the Company has no control. The Company's sales cycle can range from four to six months or more and varies substantially from customer to customer. Because of the lengthy sales cycle and the dependence of the Company's quarterly revenues upon a relatively small number of orders that represent large dollar amounts, the loss or delay of a single order could have a material adverse effect on the Company's business, financial condition and results of operations.

        Uncertainty of Market for E-mail Management Software and Dependence upon Mustang Message Center. Prior to 1998, most of the Company's revenues were derived from its Wildcat! WinServer and BBS software. Beginning in the second quarter of 1997 and continuing throughout that year, Mustang changed its focus and launched new products designed to facilitate interaction on the Internet's World Wide Web. Mustang released the Business Edition of Mustang Message Center in September 1997 and its core product, the Enterprise Edition, in February 1998. The Company added the Service Bureau Edition of Mustang Message Center in May 1999. The future of the Company is dependent upon the acceptance by the market of Mustang Message Center and Mustang's ability to market this e-mail management solution and related services successfully. Mustang Message Center accounted for over 50 percent of the Company's net sales during 1998 and 98 percent during 1999, but Mustang has only limited operating history with respect to this product. As a result, as well as the recent emergence of the commercial e-mail management market, the Company has neither internal nor industry-based historical financial data for a significant period upon which to project revenues or base planned operating expenses. Future operating results will depend on a variety of factors, including Mustang's ability to maintain or increase market demand for Mustang Message Center and its other products and services, usage and acceptance of the Internet the introduction and acceptance of new, enhanced or alternative products or services by Mustang or its competitors. Other factors that could affect its operating results include Mustang's ability to anticipate and effectively adapt to a developing market and to rapidly changing technologies, general economic conditions, competition by existing and emerging competitors, software defects and other quality control problems and the mix of products and services sold.

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

        Mustang's principal competitors in the e-mail message management market include Aptex, Brightware, eGain, Exactis.com, Inc., Kana Communications, MessageMedia and Octane Software, each of which provides software solutions for e-mail management. Mustang also competes with other firms that provide e-mail message management services on an outsourcing basis. The Company competes with a number of independent software suppliers who offer Web Server or telecommunications software as or among their product line(s). Several of Mustang's current and potential competitors have greater name recognition, larger installed customer bases, more diversified lines of products and services and significantly greater financial, technical, marketing and other resources than Mustang. Such competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to businesses to induce them to use their products or services.

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

        Issues regarding the stability of the Internet's infrastructure remain unresolved. The rapid rise in the number of Internet users and increased transmission of audio, video, graphical and other multimedia content over the Internet has placed increasing strains on the Internet's communications and transmission infrastructures. Continuation of such trends could lead to significant deterioration in transmission speeds and reliability of the Internet and could reduce the usage of the Internet by businesses and individuals. The Internet continues to experience significant growth in the number of users and level of use. Without corresponding increases and improvements in the Internet infrastructure, there can be no assurance that the Internet will be able to support the demands placed upon it by such continued growth. Any failure of the Internet to support such increasing number of users due to inadequate infrastructure, or otherwise, would seriously limit the development of the Internet as a viable source of communication or commerce. This could materially and adversely affect the acceptance of Mustang's products and services that would, in turn, materially and adversely affect Mustang's business, results of operations, financial condition and prospects.

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

        Need to upgrade its systems and the Mustang Hosted Network to accommodate growth in electronic communications and commerce. In February 2000, Mustang began offering Mustang Message Center as an application service provider with its launch of the Mustang Network, a Web-based hosted application service to provide an alternative for those customers which do not want Mustang Message Center installed onsite at its location. As a consequence of the new solution, the Company faces risks related to the ability of the Mustang Network to operate with higher activity levels while maintaining expected performance. As the volume and complexity of customer communications and electronic commerce increases, Mustang will need to expand its systems and hosted network infrastructure. The expansion and adaptation of its network infrastructure will require substantial financial, operational and management resources. Due to the recent introduction of its hosted Web solution, Mustang's ability to connect and manage a substantially larger number of customers is unknown. Customer demand for Mustang's products and services could be greatly reduced if its fails to maintain high capacity data transmission. In addition, as it upgrades its network infrastructure, the Company is likely to encounter equipment or software incompatibility. Mustang may not be able to expand or adapt its hosted network infrastructure to meet additional demand or its customers' changing requirements in a timely manner or at all.

        Growth in Demand for its Hosted Network Solution May Adversely Affect Mustang's Near Term Results of Operations. During 1999, 99% of Mustang's revenues were derived from sales and related services from the onsite installation of the Mustang Message Center at customers' locations. An additional consequence of the Mustang Network solution is the risk that customers who might have otherwise purchased Mustang Message Center and related services will prefer the Mustang Network solution. Mustang Message Center over the Mustang Network offers the same functionality as the onsite installation of the Mustang Message Center but at a substantially lower up front cost. Mustang believes that to remain competitive it must offer Mustang Message Center as an application service provider and that, over time, providing this service will generate revenues that more than make up for lost sales of onsite installations. However, in the near term, its results of operations could suffer if onsite sales are lost due to the popularity of its hosted solution.

        Risks of Unplanned System Interruptions and Capacity Constraints. Mustang expects that its customers will experience interruptions with its hosted network from time to time. These interruptions could be due to hardware and operating system failures. The Company expects a substantial portion of its revenue to be derived from customers who use its hosted network. If it is correct (of which there can be no assurance), its business will suffer if Mustang experiences frequent or long system interruptions that result in the unavailability or reduced performance of its hosted network or reduce its ability to provide remote management services. Mustang expects to experience occasional temporary capacity constraints due to sharply increased traffic or, as has been the case for other Web-based businesses, the possibility that it will be targeted by hackers, either of which could cause unanticipated system disruptions, slower response times, impaired quality and degradation in levels of customer service. If this were to continue to happen, Mustang's business and reputation could be seriously harmed. The Company's success largely depends on the efficient and uninterrupted operation of its computer and communications hardware and network systems. Substantially all of the Company's computer and communications systems are located in Bakersfield, Kern County, California. Mustang's systems and operations are vulnerable to damage or interruption from fire, earthquake, power loss, telecommunications failure and similar events. Any unplanned interruption of services may harm Mustang's ability to attract and retain customers.

        Dependence on relationships with, and the system integrity of, hosting partners for the Mustang Network. Mustang's hosted network consists of virtual data centers co-located in the physical data centers of its hosting partners. Accordingly, it relies on the speed and reliability of the systems and networks of these hosting partners. If its hosting partners experience system interruptions or delays, or if the Company does not maintain or develop relationships with hosting partners, its business could suffer. The lead-time to add system capacity for Mustang's hosted network at its hosting partner has increased recently from 90 days to six months and could extend longer in the future as the use and offerings of application service providers continue to grow. If Mustang does not anticipate demand for its hosted network accurately and does not provide sufficient lead-time to its hosted partner for expansion or timely arrange for alternative hosting partners, if available, to handle growth, its results of operations and financial condition could be materially adversely affected.

INDUSTRY OVERVIEW

        The Internet is a worldwide network of private and public computer networks that link businesses, universities, government agencies and other users having different computer systems and networks, by means of a common telecommunications standard. Use of the Internet has grown rapidly since its commercialization in the early 1990s. International Data Corporation ("IDC") projects the number of Internet users worldwide to increase from 160 million in 1998 and to 510 million by 2003 and that over the same period e-commerce will grow from $50 billion to $1.3 trillion. IDC says that by 2003, 62% of the US population would be online, up from only 26% in 1998.

        The market opportunity for e-mail management software continues to grow due to the emerging use of the use of the Internet for communication and innovation. According to IDC, the market for e-mail response solutions is still in its early growth stage and is expected to increase in the United States from approximately $27 million in revenue in 1998 to approximately $183 million in 2003, a compound annual growth rate of 46.7%. Worldwide, it is expected to increase from approximately $29.5 million in revenue in 1998 to approximately $342 million in 2003, a compound annual growth rate of 63.2%.

CURRENT PRODUCTS

        MUSTANG MESSAGE CENTER.

        The Mustang Message Center is an intelligent e-mail routing and tracking system, which provides a company or other enterprise with tools to manage inbound Internet e-mail. Mustang Message Center handles inbound e-mail much like an automated call distributor handles voice telephone traffic and helps achieve the same levels of efficiency and customer service through e-mail that companies strive for in other aspects of its business. Mustang Message Center works with all of the popular e-mail software applications such as Microsoft Exchange, Microsoft Outlook, Lotus Notes, cc Mail, Eudora Mail and all other Internet e-mail applications using the industry-standard Post Office Protocol version 3 ("POP3") server accounts, including those running on Windows, Macintosh, OS/2 and Unix.

        The benefits of using Mustang Message Center to manage in-bound e-mail include:

        - Intelligent Routing. Mustang Message Center automatically routes incoming e-mail messages to the enterprise personnel or "agents" that the company predetermines will be best equipped to respond to them quickly and efficiently. Standard routing is based on the address in the message and keywords in the message's subject line, body, sender's address or header to a specific message pool where it queued for response by the agents.

        - Tracking - Mustang Message Center automatically assigns a tracking number to each incoming message that is addressed to any of a user's defined Mustang Message Center e-mail pools. At the same time, Mustang Message Center notifies the customer that his message has been received by sending him an acknowledgment e-mail that includes the assigned tracking number. The original message and all replies are tracked so the company has a complete audit trail for incoming and outgoing corporate e-mail. This provides management with a quick and easy way to follow up on any complaints or problems a customer might report.

        - Measurement - Using the detailed reports that Mustang Message Center creates, businesses can identify which employees, and employee groups are handling the inbound e-mail, measure their average response time and monitor overall system and employee efficiency and effectiveness. This helps with the decision of when to expand or eliminate staffing, by allowing analysis of how much time is actually being spent answering e-mail and evaluating how effective agents are at responding.

        - Integration - Mustang Message Center's open, switch-inspired architecture and intelligent routing environment provide both client-side and server side Application Programming Interfaces (APIs) enabling enterprises to tightly integrate Mustang Message Center with existing third-party or custom developed customer management technologies including but not limited to, Customer Management, Help Desk, Sales Force Automation, Computer Telephony integration, workflow applications and telephone systems. To facilitate this integration by enterprises with available call center technologies, Mustang also offers Mustang Message Center Architect, a development toolkit that enables developers of enterprise application software to integrate the Mustang Message Center agent-client functionality directly into their applications.

        - Efficiency - Management no longer needs to waste time tracking down e-mail problems. If customers complain that they have not received a timely reply, it only takes a few moments to find the original message and identify its status through Mustang Message Center's reporting and monitoring functions. It is expected that because they know that their performance is being monitored, employees will be more motivated to answer e-mail in a timely manner.

        The table below describes the three message center platforms:

--------------------------------------------------------------------------------
  EDITION        COST                                 DESCRIPTION
--------------------------------------------------------------------------------
Business       $1,500 a        Mustang Message Center Business Edition is an
               server, plus    e-mail management solution designed for small
               $250 per        businesses that process up to 200 messages per
               agent           day. The product stores its data and
                               configurations in Microsoft Access databases and
                               includes all of the tracking and reporting
                               features required to manage e-mail efficiently
                               and effectively. This edition enables potential
                               customers to familiarize themselves with the
                               technology and processes of e-mail management
                               prior to investing in the Enterprise Edition
                               platform.

--------------------------------------------------------------------------------
Enterprise     $10,000 a      Mustang Message Center Enterprise Edition is
               server, plus   designed for companies processing tens of
               $250 per       thousands of e-mails per day. The Enterprise
               agent          Edition provides more extensive routing
                              capabilities, with external routing via the
                              system's ActiveX scripting interface. Also
                              included are client-side and server-side API's to
                              enable integration with existing legacy,
                              e-commerce and eService applications such as
                              workforce management, help desk, sales force
                              automation, customer relationship management
                              ("CRM") and workflow management packages. In
                              addition, this edition stores its data in
                              Microsoft SQL Server or Oracle databases for
                              enhanced performance, dependability and
                              scalability.

--------------------------------------------------------------------------------
Service        $25,000 a      Mustang Message Center Service Bureau Edition is
Bureau         server plus    designed for companies that provide customer
Edition        $250 per       service, customer support, or Internet services
               agent          for multiple clients in an integrated customer
                              service representative ("CSR") environment. By
                              running multiple Mustang Servers on a single
                              server, each with access to its own discrete data
                              stores, this offering directly targets service
                              bureaus, Internet service providers (ISP's) and
                              multi-functional business unit implementations.

--------------------------------------------------------------------------------

        To supplement the Mustang Message Center, the Company has developed additional applications to meet the needs of individual customer service organizations. The table below describes some of the additional products that complement Mustang Message Center.

--------------------------------------------------------------------------------
    PRODUCT        PRICE                          FUNCTIONALITY
--------------------------------------------------------------------------------
Mustang          $10,000       Mustang AgentPro is a robust Windows application
AgentPro                       that delivers a fully integrated,
                               rapid-message-response client application for the
                               Mustang Message Center. Mustang AgentPro
                               eliminates the need for third-party e-mail
                               applications on the CSR desktop, enabling full
                               time CSR management of inbound e-mail. Mustang
                               AgentPro is designed specifically for
                               mission-critical, high volume e-mail management
                               operations that require dedicated CSR focus for
                               the processing of inbound e-mail.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Mustang          $7,500        Mustang Outlook Agent incorporates the entire
Outlook Agent                  feature set of Mustang Message Center into the
                               Microsoft Exchange or Outlook messaging and
                               collaboration environment. Mustang Outlook Agent
                               helps enterprises to leverage existing
                               Exchange/Outlook infrastructure by standardizing
                               all e-mail management functions.

--------------------------------------------------------------------------------
Mustang          $5,000        Mustang TeleAgent provides traditional call
TeleAgent                      center CSR's with the same customer e-mail
                               contact history that is available via any of the
                               standard Mustang Agent applications, using a
                               thin-client, Windows-based application designed
                               for seamless integration with existing CRM
                               solutions.

--------------------------------------------------------------------------------
Mustang Notify   $7,500        Mustang Notify is a real-time alarm and
                               integrated workflow application that eliminates
                               the need for managers and administrators to
                               continuously monitor their Mustang Message Center
                               solution via real-time pager, e-mail or cell
                               phone notification.

--------------------------------------------------------------------------------
Mustang          Individual    Mustang AutoAgents allow the Mustang Services
AutoAgents       Case Basis    team to customize an automated e-mail management
                 Pricing       solution by integrating Mustang Message Center
                               with a company's existing enterprise databases
                               and business applications for fully automated or
                               assisted CSR e-mail response.

--------------------------------------------------------------------------------
Mustang           $7,500       Mustang Architect is the developer's toolkit for
Architect                      the Mustang Message Center platform. Mustang
                               Architect enables integration and customization
                               of the complete Mustang Message Center platform
                               within an existing proprietary or commercial
                               customer management solution that supports the
                               listed modalities.

--------------------------------------------------------------------------------
Mustang          $10,000       Mustang KnowledgeLink enables the selective
KnowledgeLink                  publishing of Mustang Message Center's response
                               library content as HTML. Mustang KnowledgeLink is
                               an intelligent, Web-based, self-help solution
                               that dramatically reduces inbound e-mail volumes
                               to CSR's.

--------------------------------------------------------------------------------

        MUSTANG NETWORK

        In February 2000, Mustang began offering Mustang Message Center as an application service provider ("ASP") with its launch of the Mustang Network. ASPs provide a contractual service offering to deploy, host, manage,and rent access to an application from a centrally managed facility. ASPs are responsible for either directly or indirectly providing all the specific activities and expertise aimed at managing a software application or set of applications.

        Mustang Network is a Web-based hosted application service to provide an alternative for those customers which do not want Mustang Message Center installed onsite at its location. Through a network of service centers and hosting partners linked by high-speed Internet connections, the Mustang Network provides the Company's customers with multiple redundant paths to access their hosted customer service applications and remotely manage these applications which reside on server machines co-located at the Company hosting partners' facilities. The Mustang Network provides a complete e-mail management solution including intelligent message processing, sophisticated agent workflow, real-time agent and system metrics and historical reporting applications. The Mustang Network provides an alternative for companies engaged in electronic commerce that seek to deploy quickly and efficiently scale their customer service capabilities. In addition to bandwith and application support, Mustang's Professional Services team manages all of the administration, workflow, content and IT services for the customers on a 24-hour-a-day, seven-day-a-week basis.

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

        PROFESSIONAL SERVICES

        Mustang provides consulting and systems integration services through its Professional Services group. Mustang's Professional Services team provides complete system implementation, integration, training, remote system management, executive briefings, and other consulting and services necessary for the implementation of mission-critical e-mail management solutions. The Company seeks to deploy its Mustang Message Center platform in an average of three to five business days compared to the three to eight weeks, which, management believes, is needed by competitors. Mustang believes that the rapid implementation process coupled with the Company's technology, have led directly to Mustang's success against competition.

        The Company is expanding its professional services department to support Mustang's effort to maximize each client relationship to meet the demand for follow-up service and introduce new products as they are developed. Three service engineers were recently added to the Professional Services group bringing the total up to five professional consultants at December 31, 1999. The Company plans to hire additional professional service representatives as regional offices are opened and business warrants the support. The Company believes that its professional services strategy helps maintain strong client relationships by informing clients of new products, performing peer reviews, system upgrades, custom developments, and integration to maximize its clients' customer service capabilities. This strategy creates additional opportunities for client contact and allows the existing client base to feed the company's recurring revenue stream. Clients using all levels of Mustang's platforms purchase peer review and system upgrades with ASP's ranging from $5,000 to $10,000

        TECHNICAL SUPPORT

        Mustang provides customer support for all its product lines. Support options consist of direct real-time technical product via telephone with its support staff as well as electronic support available on the Company's Web site, via e-mail or through user-to-user public discussion forums, which may or may not involve Mustang's technical personnel. Fee-based maintenance and support contracts are offered at the time a product is sold or thereafter and are renewable periodically. These support agreements are typically priced at 20 percent of the list price of the related software. Maintenance and support agreements entitle customers to software upgrades and fixes, as well as technical support via the Web, e-mail and telephone on either a toll-free or toll call basis.

SALES, MARKETING AND DISTRIBUTION

        The Company has targeted enterprises with substantial influx of e-mail as its primary direct customers. It has also focused particularly on the call center market and to a lesser extent the help desk market for its Mustang Message Center, believing that these markets present practical opportunities for Mustang Message Center use and integration with other applications or product suites of OEMs and VARs.

        In 1998, the Company began concentration on building a direct sales force to sell its Mustang Message Center directly to businesses. At December 31, 1999, Mustang's direct sales force consisted of 14 individuals. This compares to four individuals engaged in telesales at December 31 1998.

               The Company also uses OEM and VAR distribution channels for Mustang Message Center and has pursued partnership and integration opportunities to support the sale and integration of Mustang Message Center. The Company views OEM and VAR distribution channels as an important channel for the continued growth and adoption of Mustang Message Center.. These include an OEM arrangement with Siemens Business Communications, which makes provision for Siemens to incorporate Mustang's Mustang Message Center Enterprise Edition into Siemens' ProCenter MX product line initially in North America, and later throughout Siemens' worldwide operations and channels. They also include the recently announced integration of Mustang's Mustang Message Center with eContact offered by Quintus Corporation. Such integration provides an integrated solution provided by Quintus for email management, web self help, live help through web-chat and browser-collaboration, voice over the Internet, and traditional phone calls.

        The Company is implementing it's own certification program for the Mustang Message Center for the purpose of enabling third-party application developers to certify that their products can be integrated with the Mustang Message Center platform. Mustang believes the certification program will add functionality and integration capabilities to Mustang Message Center, as well as promote the goal of establishing the application as the default e-mail response management platform in the call center, customer management, help desk and electronic commerce markets.

        Mustang markets Mustang Message Center through media advertising both independently, in cooperation with Mustang-certified distributors and VARs, and to OEMs and other companies that maintain joint market or joint sales agreements with the Company. The Company uses print media ad campaigns targeted at industry trade journals designed to invoke direct sales. The Company also plans to continue to promote Mustang Message Center at industry specific trade shows centered around customer management, call centers, electronic commerce, computer telephony and other support products and services.

        Sales of Mustang Message Center products and services accounted for 98% of total revenues during 1999 as compared to 54% of total revenues in 1998.

         Mustang distributes its other products domestically through distributors and resellers, through OEMs who bundle the Company's products with their own products, and through direct sales to end-users. Direct sales by the Company of products from these lines are made from the Company's Web site, by mail order to end users who are solicited through Web Server notices and mailings to Mustang's installed customer base, catalogs and media advertising. Sales of ListCaster and FileCenter software accounted for 3% and nil, respectively, of total revenues during 1999 and 4% and 1%, respectively, of total revenues during 1998.

        International Sales Internationally, the Company sells directly via in-house telesales operations and through distributors who purchase, warehouse and sell software. In 1998 and 1999, revenues from international sales (other than sales of the Wildcat! Line of products, which the Company discontinued in November 1998) represented approximately 9% and 12%, respectively, of total revenues.

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

        Mustang's principal competitors in the e-mail message management market include Aptex, Brightware, eGain, Exactis.com, Inc., Kana Communications, MessageMedia and Octane Software, each of which provides software solutions for e-mail management. Mustang also competes with other firms that provide e-mail message management services on an outsourcing basis. The Company competes with a number of independent software suppliers who offer Web Server or telecommunications software as or among their product line(s). Several of Mustang's current and potential competitors have greater name recognition, larger installed customer bases, more diversified lines of products and services and significantly greater financial, technical, marketing and other resources than Mustang. Such competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to businesses to induce them to use their products or services.

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

         During 1997, 1998 and 1999, Mustang spent approximately $697,000, $612,000 and $821,000, respectively, for research and development of new products and enhancements to existing products.

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

EMPLOYEES

        On December 31, 1999 the Company employed 58 persons (all of which were employed full-time), of which 12 were involved in engineering and product support, six in order processing and shipping/receiving, 20 in sales and marketing, 13 in technical Support and professional services and seven in general administration. The Company's employees are not covered by a collective bargaining agreement. The Company considers its relationship with its employees to be satisfactory.

ITEM 2. PROPERTIES

        The Company's executive offices and sales, marketing and production facilities occupy an approximately 12,000 square foot building located in Bakersfield, California. This building is leased from two individuals, one whom is James A. Harrer, the Company's Chief Executive Officer and a principal shareholder. The other is a former officer and director of the Company. See Item
12. Certain Relationships and Related Transactions.

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

                                                          HIGH            LOW
                                                          ----            ---
          1998                                           $ 4.06          $1.25
          ----
          First Quarter                                    3.25           1.25
          Second Quarter                                   2.28           1.50
          Third Quarter                                    3.00           1.00
          Fourth Quarter

          1999
          ----
          First Quarter                                  $ 5.94          $2.25
          Second Quarter                                  12.00           3.94
          Third Quarter                                    9.00           4.75
          Fourth Quarter                                  18.25           6.13

        The 6,120,304 shares of Common Stock of the Company outstanding as of March 7, 2000 were held by 109 shareholders of record, who, the Company believes, held for in excess of 400 beneficial holders.

        Prior to its initial public offering, the Company had paid cash dividends on its Common Stock, but has not done so since then and anticipates that it will not pay cash dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Please read the following discussion in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Form 10-KSB.

GENERAL

        Mustang develops, markets, services and supports the Mustang Message Center ("Mustang Message Center"), an e-mail management software solution that offers companies and other enterprises the ability to manage their inbound e-mail and Internet-based inquiries timely and accurately. Mustang Message Center competes in the emerging e-mail response management market and has received several prestigious awards as best product in its class from sources devoted to monitoring the rapidly growing computer telephony, customer management, e-mail management and call center markets.

        Mustang also develops, markets and supports other software products that offer businesses the capability to improve customer service, market products, enhance sales and increase employee productivity. These products include ListCaster, a powerful e-mail message server that allows easy mass e-mailings from maintained lists and enables e-mail recipients to correspond with each other through the originating site on the World Wide Web of the Internet called a "Website"; and FileCenter, a high performance application that permits operators of Websites known as "webmasters" to provide their users with an organized, searchable library of files. The Company's other product line includes the QmodemPro line of telecommunications software.

        During the years ended December 31, 1997, 1998 and 1999, the Company reported revenue of approximately $1,898,000, $2,011,000 and $3,711,000, respectively, and incurred net losses of approximately $1,341,000, $1,157,000 and $906,000, respectively. There can be no assurance that the Company will be able to profitably market Mustang Message Center, any of its other products or any products it may develop in the future. Until the Company is able to generate sufficient revenues to offset costs and expenses, of which there can be no assurance, Mustang will continue to sustain losses.

        Before 1998, most of the Company's revenues were derived from its Wildcat! WinServer and BBS software. Beginning in the second quarter of 1997 and continuing throughout the year, Mustang changed its focus and launched new products designed to facilitate interaction on the Internet's World Wide Web. Mustang released the Business Edition of Mustang Message Center in September 1997, the Enterprise Edition, in February 1998 and the Service Bureau Edition in May 1999. The future of the Company is dependent upon the acceptance by the market place of Mustang Message Center and Mustang's ability to market this e-mail management solution successfully. Mustang Message Center accounted for over 50 percent of the Company's net sales during 1998 and 98 percent of the Company's net sales during 1999, but Mustang has only a limited operating history with respect to this product. As a result of this, as well as the recent emergence of the commercial e-mail management market, the Company has neither internal nor industry-based historical financial data for a significant period upon which to project revenues or base planned operating expenses. Future operating results will depend on a variety of factors, including Mustang's ability to maintain or increase market demand for Mustang Message Center and its other products and services, usage and acceptance of the Internet, the introduction and acceptance of new, enhanced or alternative products or services by Mustang or its competitors. Other factors that could affect its operating results include Mustang's ability to anticipate and effectively adapt to a developing market and to rapidly changing technologies, general economic conditions, competition by existing and emerging competitors, software defects and other quality control problems and the mix of products and services sold.

        The purchase of the Enterprise and Service Bureau Editions of Mustang Message Center, the Company's core product, involves a significant commitment of customers' personnel and other resources. Furthermore, the cost of the software is typically only a small portion of the related hardware, development, training and integration costs associated with implementing a complete e-mail management solution. For these and other reasons, the sales cycle associated with the purchase of Mustang Message Center is typically complex, lengthy and subject to a number of significant risks. Such risks include changes in customers' budgetary constraints and approval at senior levels of customers' organizations, over which the Company has no control. The Company's sales cycle can range from four to six months or more and varies substantially from customer to customer. Because of the lengthy sales cycle and the dependence of the Company's quarterly revenues upon a relatively small number of orders that represent large dollar amounts, the loss or delay of a single order could have a material adverse effect on the Company's business, financial condition and results of operations.

        Mustang's expense levels are based, in part, on its expectations as to future revenues and are not expected to decrease, at least in the short term. Further, Mustang may from time to time be forced by the competitive environment in which it competes to make tactical or strategic decisions that disrupt or reduce anticipated revenues. Moreover, during 1998, which was the first year that the Company achieved material revenues from Mustang Message Center and its other Internet-directed products introduced during 1997, the Company observed a trend that a disproportionate percentage of the Company's net sales were generated during the last month of a quarter. As a result, a shortfall in sales in any quarter as compared to expectations may not be identifiable until the end of a quarter. Mustang may not be able to adjust its spending plan in a timely manner to compensate for any future revenue shortfall. Any significant shortfall in sales in relation to the Company's revenue expectations would have a material adverse impact on the Company's business, results of operations, financial condition and prospects.

        The following table presents unaudited selected financial data for each of the eight quarters in the period ended December 31, 1999.

                                                    Year ended December 31,
                          -----------------------------------------------------------------------------
                                          1998                                   1999
                          -----------------------------------------------------------------------------
                           First    Second     Third    Fourth    First     Second     Third     Fourth
                          Quarter   Quarter   Quarter   Quarter   Quarter   Quarter   Quarter   Quarter
                          -------   -------   -------   -------   -------   -------   -------   -------
                                              (In thousands, except per share data)
Summary of Operations:
Revenue                    $ 398     $ 404     $ 502     $ 707     $ 773    $  803    $1,029    $1,106
Gross profit                 332       371       460       670       724       697       892       956
Operating expenses           782       677       726       832       728       846     1,140     1,599
Loss from operations        (450)     (307)     (266)     (161)       (4)     (149)     (247)     (643)
Net Income (Loss)           (444)     (303)     (263)     (147)       10      (113)     (229)     (574)
Net (Income) Loss per
  common share (basic
  and diluted)             (0.13)    (0.09)    (0.07)    (0.04)      0.0     (0.02)    (0.05)    (0.10)

RESULTS OF OPERATIONS:


        The following table sets forth, for the years ended December 31, 1997, 1998 and 1999, income statement data of the Company expressed in dollars and as a percentage of revenues and the percentage increase or decrease in the dollar amounts of such data in 1998 from 1997 and 1999 from 1998.

                                                                                                                       Percentage
                                                                    Year ended December 31,                            Increase
                                         --------------------------------------------------------------------------  (Decrease) in
                                                                                                                        Dollar
                                                   1997                     1998                      1999              Amounts
                                         -------------------------------------------------------------------------------------------
                                                                                                                     1998     1999
                                                      Percent of               Percent of                Percent of  from     from
                                           Amount      Revenue      Amount      Revenue      Amount       Revenue    1997     1998
                                         -------------------------------------------------------------------------------------------
Revenue                                  $ 1,898,402    100.0%    $ 2,010,721    100.0%    $ 3,710,935     100.0%      5.9%    84.6%
Cost of Revenue                              330,828     17.4%        177,928      8.8%        441,386      11.9%    (46.2%)  148.1%
                                         --------------------------------------------------------------------------
Gross profit                               1,567,574     82.6%      1,832,793     91.2%      3,269,549      88.1%     16.9%    78.4%
Operating expenses:
   Research and development                  696,819     36.7%        611,990     30.4%        820,554      22.1%    (12.2%)   34.1%
   Selling and marketing                     930,426     49.0%        974,525     48.5%      1,638,298      44.1%      4.7%    68.1%
   General and administrative              1,353,486     71.3%      1,430,335     71.1%      1,853,730      50.0%      5.7%    29.6%
                                         --------------------------------------------------------------------------
   Loss from operations                   (1,413,157)   (74.4%)    (1,184,057)   (58.9%)    (1,043,033)    (28.1%)    16.2%    11.9%
Other income, net                             73,284      3.9%         28,342      1.4%        137,556       3.7%    (61.3%)  385.3%
                                         --------------------------------------------------------------------------
Loss before provision for income taxes    (1,339,873)   (70.6%)    (1,155,715)   (57.5%)      (905,477)    (24.4%)    13.7%    21.7%
Benefit (provision) for income taxes            (800)     0.0%           (800)     0.0%           (800)      0.0%      0.0%     0.0%
                                         --------------------------------------------------------------------------
Net Loss                                 $(1,340,673)   (70.6%)   $(1,156,515)   (57.5%)     $(906,277)    (24.4%)    13.7%    21.6%
                                         ==========================================================================

COMPARISON OF YEARS ENDED DECEMBER 31, 1999 AND 1998

        Revenues for the year ended December 31, 1999 were $3,710,935, an increase of $1,700,214 or 84.6% more than revenues for the year ended December 31, 1998. As a percentage of revenues by product category for the year 1999 versus 1998 showed the QmodemPro line at 2% and 5%, the Wildcat! line at nil and 23%, the Internet directed product line consisting of Mustang Message Center, Listcaster and FileCenter at 98% and 68%, and other products at nil and 4%, respectively. Because of its decision to focus on products that are designed to facilitate interaction on the Internet, Mustang sold its Wildcat! WinServer, Wildcat! BBS and Off-line Xpress BBS mail reader product lines to Santronics Software, Inc. of Homestead, Florida in November 1998. That accounts for nil sales of products from this line in 1999. The increase in revenues in 1999 over 1998 was primarily the result of greater market acceptance of Mustang Message Center.

        Gross profit for the year increased from $1,832,793 in 1998 to $3,269,549 in 1999, but decreased as a percentage of revenues from 91.2% in 1998 to 88.1% in 1999. While the increase in revenues accounted for the increase in gross profit absolute dollars, gross profit declined as a percentage of revenues because costs of revenue increased at a rate faster than revenues. Costs of revenue increased principally because of expansion in Professional Services and its associated costs. The Company does not expect the gross profit percentage to remain at the current level. As more turnkey solutions are sold through Mustang's Professional Services division, the Company expects the gross profit percentage to decrease.

        Research and development expenses increased $208,564 in 1999 from 1998 and decreased as a percentage of revenues from 30.4% in 1998 to 22.1% in 1999. The increase in dollars spent is primarily attributable to the increased headcount in this department from 11 in 1998 to 12 in 1999. In an effort to improve its competitive position, the Company expects to invest a significant amount of its resources for the development of new products and product enhancements.

        Selling and marketing expenses for 1999 were $1,638,298, an increase of $663,773 over 1998, and decreased as a percentage of revenues from 48.5% in 1998 to 44.2% in 1999. The primary reason for the increase in dollars was the focus on increasing the sales staff and strategically placing sales offices throughout the U.S. The headcount increased from 6 in 1998 to 20 in 1999.

        General and administrative expenses increased in 1999 over the previous year, from $1,430,335 in 1998 to $1,853,730 in 1999, but decreased as a percentage of revenue from 71.1% in 1998 to 50.0% in 1999. The items primarily accounting for the increase in dollars were insurance, legal expenses and travel.

        Other income increased $109,214 from $28,342 in 1998 to $137,556 in 1999 due to higher cash balances and therefore more interest income.

COMPARISON OF YEARS ENDED DECEMBER 31, 1998 AND 1997

        Revenues for the year ended December 31, 1998 were $2,010,721, an increase of $112,319 or 5.9% more than revenues for the year ended December 31, 1997. As a percentage of revenues by product category for the year 1998 vs. 1997 showed the QmodemPro line at 5% and 15%, the Wildcat! line at 23% and 77%, the Internet directed product line at 68% and 5%, and other products at 4% and 3%, respectively. The increase in revenues from the Internet directed product line was directly related to market acceptance of the Mustang Message Center Enterprise Edition, which was released in February 1998.

        Gross profit for the year increased from $1,567,574 in 1997 to $1,832,793 in 1998, an increase as a percentage of revenues from 82.6% in 1997 to 91.2% in 1998.

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

        Selling and marketing expenses for 1998 were $974,525, an increase of $44,099 over 1997, and decreased as a percentage of revenues from 49.0% in 1997 to 48.5% in 1998. The items primarily accounting for the increase in dollars were promotional costs and selling expenses. Promotional cost were mainly due to the increase in trade show attended in 1998 compared to 1997 and the selling expenses were larger because the Mustang Message Center products typical customer and sales warrants more face to face meeting to complete a sale.

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

        There was no change in 1997 and 1998 in benefit (provision) for income taxes.

LIQUIDITY AND CAPITAL RESOURCES

        The Company has financed its operations from the proceeds from the sale of its equity securities and cash flows from operations. Cash and short-term investment balances at December 31, 1999 were approximately $8,848,000, an increase of approximately $7,000,000 from December 31, 1998. On March 31, 1999, the Company sold for gross proceeds of $250,000 an aggregate of 64,820 shares of its common stock and Warrants to purchase an aggregate of 64,820 shares of its common stock under Regulation S of the Securities Act of 1933. In October 1999, Mustang completed a private placement of its securities to accredited investors receiving proceeds, before offering expenses, of approximately $5,600,000. In the financing, Mustang issued 765,908 shares of its common stock at $7.3125 per share and warrants to purchase up to 574,431 shares of its Common Stock. The principal reasons for the increase in cash was the receipt of net proceeds aggregating approximately $7,600,000 from these 1999 equity financings, the exercise of outstanding warrants and the decrease in the Company's net loss from operations during the period. Accounts receivable increased approximately $285,000 in 1999, from $409,077 at December 31, 1998 to $693,739 at December 31,
1999. Accounts receivable average days to collect were 52 and 46 days for the years ended December 31, 1998 and 1999, respectively.

        At December 31, 1999, Mustang had net operating loss carryforwards available of approximately $6,200,000 and $3,600,000 of Federal and State, respectively, which will expire at the end of 2014. Section 382 of the Internal Revenue Code provides that when a company undergoes an "ownership change," the corporation's use of its net operating losses is limited in each subsequent year. An "ownership change" occurs when, as of any testing date, the sum of the increases in ownership of each shareholder that owns five percent or more of the value of a company's stock as compared to that shareholder's lowest percentage ownership during the preceding three-year period exceeds fifty percentage points. Mustang has issued a substantial number of shares of common stock since January 1, 1998 and this may result in an "ownership change" for income tax purposes. As a consequence, Mustang estimates that it may not be able to use a substantial amount of its available federal net operating loss carryforwards to reduce its taxable income, if any, in the future. It is expected that the completion of the merger with Quintus Corporation will result in an "ownership changes" for tax purposes.

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

ITEM 7. FINANCIAL STATEMENTS

        The following financial statements are filed as part of this Report:


                                                                                                PAGE
                                                                                                ----
Report of Independent Public Accountants                                                         23

Balance Sheets as of December 31, 1998 and  1999                                                 24

Statements of Operations for the Years Ended December 31, 1997, 1998 and  1999                   25

Statements of Shareholders' Equity for the Years Ended December 31, 1997, 1998 and 1999          26

Statements of Cash Flows for the Years Ended December 31, 1997, 1998 and 1999                    27

Notes to Financial Statements                                                                    28

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Mustang.com, Inc.:

We have audited the accompanying balance sheets of Mustang.com, Inc. (formerly Mustang Software, Inc. and a California corporation) as of December 31, 1998 and 1999, and the related statements of operations, shareholders' equity and cash flows for the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mustang.com, Inc. as of December 31, 1998 and 1999, and the results of its operations and its cash flows for the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.



ARTHUR ANDERSEN LLP



Los Angeles, California

February 9, 2000

                                MUSTANG.COM, INC.

                                 BALANCE SHEETS

                                     ASSETS

                                                                                           DECEMBER 31,
                                                                                           ------------
                                                                                      1998              1999
                                                                                      ----              ----
CURRENT ASSETS:
 Cash and cash equivalents                                                        $  1,849,700      $  8,847,602
 Accounts receivable, net of allowance for doubtful accounts
   of $168,200 and $170,000 at December 31, 1998 and 1999, respectively                409,077           693,739
 Inventories                                                                             9,196            13,373
 Prepaid expenses                                                                       19,660             3,750
                                                                                  ------------      ------------
        Total current assets                                                         2,287,633         9,558,464
                                                                                  ------------      ------------
PROPERTY AND EQUIPMENT:
  Property and equipment                                                             1,239,882         1,278,371
  Accumulated depreciation                                                            (647,027)         (650,293)
                                                                                  ------------      ------------
        Net property and equipment                                                     592,855           628,078
                                                                                  ------------      ------------

OTHER ASSETS                                                                            11,183             2,485
                                                                                  ------------      ------------
                                                                                  $  2,891,671      $ 10,189,027
                                                                                  ============      ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                $    233,854      $    492,942
  Current portion of capital lease                                                       8,259             9,111
  Accrued payroll                                                                       62,000           150,000
  Accrued liabilities                                                                   52,381           175,005
  Income taxes payable                                                                  99,776            99,776
  Deferred revenue                                                                     125,000           250,000
                                                                                  ------------      ------------
        Total current liabilities                                                      581,270         1,176,834
                                                                                  ------------      ------------

CAPITAL LEASE OBLIGATION, net of current portion                                       260,747           251,636
                                                                                  ------------      ------------

COMMITMENTS AND CONTINGENCIES (Note 8)

SHAREHOLDERS' EQUITY:
  Preferred stock, no par value:
    Authorized--10,000,000 shares
       8,081 issued and outstanding as of December 31, 1998                            730,229                --
  Common stock, no par value:
    Authorized--30,000,000 shares
      Issued and outstanding-- 4,098,845 and 5,969,384 shares at December 31,
        1998 and 1999, respectively                                                  7,618,954        15,966,363
    Accumulated  deficit                                                            (6,299,529)       (7,205,806)
                                                                                  ------------      ------------
        Total shareholders' equity                                                   2,049,654         8,760,557
                                                                                  ------------      ------------
                                                                                  $  2,891,671      $ 10,189,027
                                                                                  ============      ============

      The accompanying notes are an integral part of these balance sheets.

                                MUSTANG.COM, INC.

                            STATEMENTS OF OPERATIONS


                                                             YEAR ENDED DECEMBER 31,
                                                             -----------------------
                                                     1997             1998             1999
                                                     ----             ----             ----
REVENUE                                           $ 1,898,402      $ 2,010,721      $ 3,710,935
COST OF REVENUE
                                                      330,828          177,928          441,386
                                                  -----------      -----------      -----------
        Gross profit
                                                    1,567,574        1,832,793        3,269,549
                                                  -----------      -----------      -----------
OPERATING EXPENSES:
  Research and development                            696,819          611,990          820,554
  Selling and marketing                               930,426          974,525        1,638,298
  General and administrative
                                                    1,353,486        1,430,335        1,853,730
                                                  -----------      -----------      -----------
        Total operating expenses
                                                    2,980,731        3,016,850        4,312,582
                                                  -----------      -----------      -----------
        Loss from operations
                                                   (1,413,157)      (1,184,057)      (1,043,033)
                                                  -----------      -----------      -----------
OTHER INCOME (EXPENSE):
  Interest expense                                    (36,585)         (30,294)         (28,156)
  Interest income                                     104,234           61,048          141,100
  Other
                                                        5,635           (2,412)          24,612
                                                  -----------      -----------      -----------
        Total other income (expense)
                                                       73,284           28,342          137,556
                                                  -----------      -----------      -----------
Loss before provision for income taxes             (1,339,873)      (1,155,715)        (905,477)
Provision for income taxes
                                                          800              800              800
                                                  -----------      -----------      -----------
Net Loss                                          $(1,340,673)     $(1,156,515)     $  (906,277)
                                                  ===========      ===========      ===========

NET LOSS PER COMMON SHARE - BASIC AND DILUTED     $      (.40)     $      (.31)     $      (.19)
                                                  ===========      ===========      ===========
WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING - BASIC AND DILUTED                     3,383,771        3,707,334        4,821,680
                                                  ===========      ===========      ===========


   The accompanying notes are an integral part of these financial statements

                                MUSTANG.COM, INC.

                       STATEMENTS OF SHAREHOLDERS' EQUITY


                                               PREFERRED STOCK             COMMON STOCK
                                               ---------------             ------------           ACCUMULATED
                                             SHARES      AMOUNT        SHARES        AMOUNT         DEFICIT          TOTAL
                                             ------      ------        ------        ------         -------          -----
BALANCE, December 31, 1996                       --     $      --     3,374,967    $ 6,628,722    $(3,802,341)    $ 2,826,381
  Issuance of stock, ESPP                        --            --        17,761         11,323             --          11,323
  Net loss                                       --            --            --             --             --      (1,340,673)
                                                        ---------     ---------    -----------    -----------     -----------

BALANCE,  December 31, 1997                      --            --     3,392,728      6,640,045     (5,143,014)      1,497,031
  Exercise of stock options                      --            --        57,716         69,424             --          69,424
  Issuance of stock, ESPP                        --            --         6,921          7,354             --           7,354
  Issuance of stock, net of offering
    cost of approximately $73,000                --            --       641,480        902,131             --         902,131
  Issuance of stock, net of offering
    cost of  approximately $44,000            8,081       730,229            --             --             --         730,229
  Net loss                                                     --            --             --             --      (1,156,515)
                                                        ---------     ---------    -----------    -----------     -----------

BALANCE,  December 31, 1998                   8,081       730,229     4,098,845      7,618,954     (6,299,529)      2,049,654

  Exercise of stock options                      --            --       211,376        325,946             --         325,946
  Exercise of warrants                           --            --       431,820      1,844,407             --       1,844,407
  Issuance of stock, ESPP                        --            --         4,900         14,212             --          14,212
  Issuance of stock, net of offering cost
    of approximately $417,000                    --            --       830,728      5,432,615             --       5,432,615
  Conversion of preferred stock              (8,081)     (730,229)      391,715        730,229             --              --
  Net loss                                                     --            --             --             --        (906,277)
                                                        ---------     ---------    -----------    -----------     -----------

BALANCE,  December 31, 1999                      --     $      --     5,969,384    $15,966,363    $(7,205,806)    $ 8,760,557
                                             ======     =========     =========    ===========    ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                                MUSTANG.COM, INC.

                            STATEMENTS OF CASH FLOWS


                                                                         YEAR ENDED DECEMBER 31,
                                                                         -----------------------
                                                                  1997            1998            1999
                                                                  ----            ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                     $(1,340,673)    $(1,156,515)    $  (906,277)
  Adjustments to reconcile net loss to net cash used by
    operating activities:
    Depreciation and amortization                                  150,485         141,732         186,139
    Loss (gain) on sale of property and equipment                   (5,635)          2,412           4,379
    Provision for losses on accounts receivable                         --           8,200           1,800
    Changes in assets and liabilities:
      Accounts receivable                                           57,152        (410,899)       (286,462)
      Inventories                                                  128,220          90,719          (4,177)
      Prepaid expenses                                              27,285           8,555          15,910
      Other assets                                                   1,300            (100)          8,698
      Accounts payable                                            (554,600)         (8,597)        259,088
      Accrued payroll                                              (40,000)          7,000          88,000
      Accrued liabilities                                          (35,717)        (41,721)        122,624
      Income taxes payable                                         138,136         196,780              --
      Accrued warranty and support                                      --         (45,000)             --
      Deferred revenue                                                  --          45,000         125,000
                                                               -----------     -----------     -----------
        Net cash used by operating activities                   (1,474,047)     (1,162,434)       (385,278)
                                                               -----------     -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of property and equipment                     8,107              --           3,000
    Purchases of property and equipment                                 --         (32,565)       (228,741)
                                                               -----------     -----------     -----------
        Net cash provided by (used in) investing activities          8,107         (32,565)       (225,741)
                                                               -----------     -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from issuance of stock                             11,323       1,709,138       7,617,180
    Payments on capital lease obligation                           (61,838)        (68,215)         (8,259)
                                                               -----------     -----------     -----------
        Net cash provided by (used in) financing activities        (50,515)      1,640,923       7,608,921)
                                                               -----------     -----------     -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            (1,516,455)        445,924       6,997,902

CASH AND CASH EQUIVALENTS, beginning of year                     2,920,231       1,403,776       1,849,700
                                                               -----------     -----------     -----------

CASH AND CASH EQUIVALENTS, end of year                         $ 1,403,776     $ 1,849,700     $ 8,847,602
                                                               ===========     ===========     ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for interest                                       $    36,585     $    30,294     $    28,156
  Cash paid for taxes                                          $       800     $       800     $       800


   The accompanying notes are an integral part of these financial statements.

                                MUSTANG.COM, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1999


1.  LINE OF BUSINESS

        Mustang.com, Inc. (the Company) is an internet enterprise solutions provider that enhances customer relationships through the design, development and support of Internet and e-mail based customer management software application. Similar to most companies in this line of business, the Company's products are subject to rapid technological changes. Because of technological changes, the Company continuously needs to expend resources to develop new products. The Company has incurred losses from operations and, for the last 5 years, operations have not generated cash. In 1998 and 1999, the Company completed private placements resulting in net proceeds of approximately $1.6 million and $5.4 million, respectively. On October 12, 1999, the Company changed its name from Mustang Software, Inc. to Mustang.com, Inc.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.  Revenue Recognition

        The Company recognizes license revenue from the Company's standard products upon shipment of the source code if no significant modification or customization of the software is required and collection of the resulting receivable is probable. If modification or customization is essential to the functionality of the software, revenue is deferred until the modification is complete.

        The Company also enters into engineering services contracts with OEMs to adapt the Company's software and supporting electronics to specific OEM requirements. Since these contracts are of relatively short duration, revenue on such contracts is recognized when the work is completed. Maintenance revenues are recognized ratably over the term of the contracts.

b. Cash and cash equivalents

        Cash consists of demand deposits with financial institutions. The Company considers all highly liquid short-term investments with original maturities of three months or less to be cash equivalents for the purposes of the balance sheets and statements of cash flows.

c.  Inventories

        Inventories are stated at the lower of cost (first-in, first-out) or market and consist primarily of manuals, computer disks, and shipping containers.

d.  Software Development Costs

        Under the provisions of Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," the Company is required to capitalize software development costs when "technological feasibility" of the product has been established and anticipated future revenues assure recovery of the capitalized amounts. Because of the relatively short time period between "technological feasibility" and product release, relatively small amounts of software development costs have been capitalized and are included in other assets in the accompanying balance sheets.

e.  Warranties

        The Company provides a warranty of 30 days. A provision for warranty expense is recorded at the time of shipment. The Company has not experienced any significant warranty claims.


f.  Property and Equipment

        Property and equipment are stated at cost. Maintenance and repairs are charged to expense as incurred and the costs of betterments that increase the useful lives of the assets are capitalized. Property and equipment consists of the following:

                                                                           DECEMBER 31,
                                                                           ------------
                                                                       1998         1999
                                                                       ----         ----
          Building                                                  $  552,000   $  552,000
          Vehicles                                                      11,149      11,149
          Office Equipment                                             121,174      170,624
          Show Displays                                                 99,585       99,585
          Leasehold Improvements                                        18,945       18,946
          Computer Equipment                                           437,029      426,067
                                                                    ----------   ----------
                                                                     1,239,882    1,278,371
          Less--Accumulated depreciation and amortization             (647,027)    (650,293)
                                                                    ----------   ----------
             Net Property and Equipment                             $  592,855   $  628,078
                                                                    ==========   ==========

        Depreciation and amortization of property and equipment are computed using the straight-line method over the following estimated useful lives:

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

g.  Statement of Cash Flows

        The Company prepares its statement of cash flows using the indirect method as defined under Statement of Financial Accounting Standards (SFAS) No. 95, "Statement of Cash Flows." During 1999 all the holders of Series A Preferred Stock converted their shares into 391,715 shares of common stock.

h.  Net Loss Per Common Share

        Net loss per common share - basic for the years ended December 31, 1997, 1998 and 1999 is based on the weighted average number of common shares outstanding. Net loss per common shares - dilutive also include the effect of common shares contingently issuable from preferred stock, options and warrants (in periods which they have a dilutive effect) using the Treasury Stock method. Stock options and warrants are excluded in the computation of loss per share - dilutive in fiscal year 1997, 1998 and 1999 because they are anti-dilutive.

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

3.  RELATED PARTY TRANSACTIONS

        In December 1993, the Company entered into a five-year lease agreement with two principal shareholders for its facility. During 1999 the Company was on a month to month lease requiring monthly rental payments of $13,458. In February 2000 the Company entered into a lease agreement to extend their current lease through January 2005.

        The shareholders incurred debt of approximately $822,000 to purchase the facility. The Company has guaranteed all of this debt. In the event of default by the shareholders under the loan agreement covering $372,000 of this debt, the lender thereunder may exercise an assignment of the shareholders' interest as landlord in a contingent 20-year lease previously signed by the Company as tenant for the facility. This contingent lease provides for a monthly rent of $6,200 and supersedes the current lease in the event of any such assignment. The lease has been accounted for as a capital lease (see Note 8). During 1997, 1998 and 1999 the Company recorded $36,000, $30,000 and $28,000, respectively of interest expense related to the lease obligation.

4.  INCOME TAXES

        Deferred tax assets or liabilities are computed based on the temporary differences between financial statement and income tax bases of assets and liabilities using the enacted marginal income tax rate in effect for the year in which the differences are expected to reverse. Deferred income tax expenses or credits are based on the changes in the deferred income tax assets or liabilities from period to period. The income tax expense for 1999, 1998 and 1997, is limited to minimum state tax amounts due for each year due to the Company's operating losses. At December 31, 1999, the Company has net operating loss carryforwards available of approximately $6,200,000 and $3,600,000 for Federal and State, respectively, which will expire through the fiscal year 2014. The use of net operating loss carryforward would be restricted if Company has significant change in ownership as defined by the Internal Revenue Code.

        The provision for income taxes is comprised of the following components:

                                                     YEAR ENDED DECEMBER 31,
                                                     -----------------------
                                                    1997      1998      1999
                                                    ----      ----      ----
Current:
  Federal                                           $ --      $ --      $ --
  State                                              800       800       800
Deferred:
  Federal                                             --        --        --
  State                                               --        --        --
                                                    ----      ----      ----
Provision  for income taxes                         $800      $800      $800
                                                    ====      ====      ====

The approximate tax effect of temporary differences which gave rise to significant deferred tax liabilities and assets are as follows:

                                                 YEAR ENDED DECEMBER 31,
                                                 -----------------------
                                                1998               1999
                                                ----               ----
Depreciation and amortization                $   (42,700)       $   (14,000)
Research and development credits                 351,000            395,000
Reserves                                          71,500             68,000
Accrued liabilities                               62,600            130,000
NOL carryforward                               1,900,000          2,400,000
Other                                              2,600             21,000
                                             -----------        -----------
Deferred tax asset                             2,345,000          3,000,000
Valuation allowance                           (2,345,000)        (3,000,000)
                                             -----------        -----------
Net deferred tax asset                       $        --        $        --
                                             ===========        ===========

Due to a limited history of earnings, a valuation reserve was recorded in 1998 and 1999.

5.  COMMON AND PREFERRED STOCK PRIVATE PLACEMENTS

        In September 1998, the Company sold for gross proceeds of $1,500,000 an aggregate of 612,000 shares of its common stock, 5,246 shares of its Series A Convertible Preferred Stock (the Series A Preferred Stock) and Warrants to purchase an aggregate of 180,000 shares of its common stock (the Warrants). In the December 1998, the Company sold for gross proceeds of $250,000 an aggregate of 2,500 shares of its Series A Preferred Stock and Warrants to purchase of 75,000 shares of its Common Stock.

        During 1999 all the holders of Series A Preferred Stock converted their shares into 391,715 shares of common stock.

        For its services in the two transactions, the Company paid to the placement agent fees consisting of $65,000 cash, 29,480 shares of its common stock, 335 shares of its Series A Preferred Stock and Warrants to purchase an aggregate of 67,000 shares of common stock.

        In March 1999, the Company sold for proceeds of $250,000 an aggregate of 61,820 shares of common stock and warrants to purchase an additional 61,820 shares of its common stock at exercise price of $4.04 per share. For its services in the transaction, the Company paid to the placement agent fees consisting of 3,000 shares of its common stock and warrants to purchase additional 3,000 shares of common stock.

        In October 1999, the Company sold for net proceeds of $5,182,615,an aggregate of 765,908 shares of common stock and warrants to purchase an additional 574,431 shares of its common stock at an exercise price of $8.78 per share.

6.  STOCK WARRANTS AND STOCK OPTIONS

        In 1995, the Company sold to the representatives of the underwriters warrants, to purchase 125,000 shares of common stock for $125. The warrants are exercisable for a period of four years commencing April 5, 1996 at an exercise price of $7.80.

        The Company adopted a stock option plan in 1994 (the 1994 Stock Option
Plan). Incentive and nonqualified options under this plan may be granted to employees, officers and consultants of the Company. There are 1,100,000 shares of common stock reserved for issuance under this plan. The exercise prices of the options are determined by the Board of Directors, but may not be less than 100% of the fair market value on the date of grant. Options generally become exercisable over three years.

        In October 1995, the FASB issued Statement No. 123, "Accounting for Stock-Based Compensation." Had the company applied the fair-value based method of accounting which is not required, under statement 123, compensation expense from its plans would have had the effects of increasing the 1997, 1998 and 1999 net loss to the pro forma amounts of $1,682,000, $1,501,000 and $1,355,000 respectively, with corresponding pro forma loss per share of $0.50, $0.40 and $0.28, respectively. These pro forma amounts were determined by estimating the fair value of each option on its grant date using the Black-Scholes option-pricing model. Assumptions of no dividend yield, 4.61% - 6.50% for risk free interest rates, 5 to 6 years expected lives and expected rate of volatility of 100%, 100% and 110% in 1997, 1998 and 1999, respectively, were applied to all grants for each year presented. The weighted average fair value at grant date for the options granted during 1997, 1998, and 1999 was, $0.64, $1.35 and $3.99 per option, respectively.

        Stock option informed with respect to the Company's stock option plan is as follows:

                                                       OUTSTANDING STOCK OPTIONS
                                                       -------------------------
                                                    NUMBER OF           WEIGHTED AVG.
                                                     SHARES            EXERCISE PRICE
                                                     ------            --------------
Balance, December 31, 1996                           359,430               $3.74
  Options revalued - canceled                       (300,550)               4.06
  Options revalued - granted                         300,550                1.31
  Options granted                                    235,900                1.34
  Options canceled                                   (65,300)               1.32
  Options exercised                                       --                  --
                                                    --------               -----
Balance, December 31, 1997                           530,030                1.41
  Options granted                                    264,000                1.75
  Options canceled                                  (113,950)               1.40
  Options exercised                                  (57,716)               1.20
                                                    --------               -----
Balance, December 31, 1998                           622,364                1.58
  Options granted                                    445,000                6.15
  Options canceled                                   (61,659)               4.55
  Options exercised                                 (211,376)               1.61
                                                    --------               -----
Balance, December 31, 1999                           794,329               $3.90
                                                    ========               =====

        At December 31, 1997, 1998 and 1999, 24,690, 294,907 and 270,941 options were exercisable, respectively. The following table summarizes information about options outstanding at December 31, 1999:

                        Options Outstanding                              Options Exercisable
                        -------------------                              -------------------
                      Number        Weighted Avg.    Weighted Avg.      Number      Weighted Avg.
   Range of       Outstanding at     Remaining        Exercise      Exercisable at    Exercise
Exercise Price       12/31/99     Contractual Life      Price          12/31/99         Price
--------------       --------     ----------------      -----          --------         -----
$1.13 -  1.50        153,133         7.2 years          $ 1.33          115,669         $1.32
$1.75 -  2.11        235,821         7.4 years          $ 1.81          113,238         $1.84
        $2.75         35,000         9.0 years          $ 2.75            8,751         $2.75
$5.00 -  7.47        332,375         9.6 years          $ 5.90           33,283         $6.62
$8.78 - 13.00         32,000         9.8 years          $ 8.98               --            --
       $15.69          6,000         9.9 years          $15.69               --            --
-------------        -------         ---------          ------          -------         -----
$1.13 - 15.69        794,329         8.3 years          $ 3.90          270,941         $2.07
=============        =======         =========          ======          =======         =====

7.  EMPLOYEE STOCK PURCHASE PLAN

        The Board of Directors approved 100,000 shares of the Company's Common Stock to be included in the Employee Stock Purchase Plan (ESPP). The ESPP allows eligible employees to purchase common stock of the Company, through payroll deductions at 85 percent of the lower of the market price on the first day or the last day of the semi-annual purchase period. During 1997, 1998 and 1999 shares of common stock issued under this plan were 17,761, 6,921 and 4,900, respectively.

8.  COMMITMENTS AND CONTINGENCIES

        The Company leases an office facility under a capital lease from a partnership consisting of an officer/shareholders (see Note 3) and a former officer and certain equipment under operating leases. The partnership purchased the facility primarily through the issuance of debt that the Company guaranteed. In addition (as discussed in Note 3), one of the lenders obtained, as additional security, an assignment of the partnerships' interest as landlord in a contingent 20-year lease previously signed by the Company. This contingent lease provides for a monthly rent of $6,200 and supersedes the current lease in the event of a default. The lease has been accounted for as a capital lease, because the Company guarantee was required to obtain the debt, the Company has guaranteed all of the debt related to the facility and over ninety percent of the purchase price was financed. The Company's future minimum rental commitments under these leases and the discounted present value of the capital lease obligation (at 10 percent) at December 31, 1999 are summarized as follows:

                                           CAPITAL LEASE
                                    OFFICE FACILITY (SEE NOTE 3)    OPERATING LEASES
                                    ----------------------------    ----------------
                                      BUILDING          LAND
                                      ---------       --------
2000                                  $  34,000       $ 40,000          $120,000
2001                                     34,000         40,000            99,000
2002                                     34,000         40,000           107,000
2003                                     34,000         40,000           115,000
2004                                     34,000         40,000           122,000
Thereafter                              317,000        360,000            10,000
                                      ---------       --------          --------
                                        487,000       $560,000          $573,000
                                                      ========          ========
Less--Portion representing interest    (226,300)
                                      ---------
                                        260,700
Less--Current portion                    (9,100)
                                      ---------
                                      $ 251,600
                                      =========

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

9.  PROFIT-SHARING PLAN

        The Company has a Profit-Sharing Plan (the Plan) which covers most full-time employees. Contributions to the Plan are made at the discretion of the Board of Directors. The Company did not make any contributions for the years ended December 31, 1997 and 1998. During the year ended December 31, 1999, the Company contributed approximately $3,000.

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

11.  EVENTS SUBSEQUENT TO THE DATE OF THE AUDITOR'S REPORT

        On February 28, 2000, the Company entered into a merger agreement with Quintus Corporation in a stock-for-stock transaction valued at approximately $290 million (based on the closing price of the stock of Quintus Corporation on February 25, 2000).

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

        Executive Officers and Directors. The directors and executive officers of the Company are as follows:

                                                                                       Director
Name                                 Age       Position                                Since
---------------------------          ---       ---------------------------------       --------
James A. Harrer                      41        President and Chief Executive           1988
                                               Officer
Christopher B. Rechtsteiner          29        Executive Vice President
C. Scott Hunter                      32        Vice President Engineering, Chief
                                               Technical Officer
Donald M. Leonard                    37        Vice President Finance,
                                               Chief Financial Officer
Daniel Cooper                        42        Vice President, Marketing
David Richter                        42        Vice President, Sales
Stanley A. Hirschman                 53        Chairman of the Board                   1995
Michael S. Noling(1)                 61        Director                                1995
Anthony P. Mazzarella(1)             43        Director                                1999
Phillip E. Pearce(1)                 70        Director                                1999

-----------
(1) Member of Audit Committee.

        James A. Harrer founded the Company's business in January 1986 and has served the Company in various positions and currently serves as its President and Chief Executive Officer. His early work and vision for the Mustang Message Center platform led to what has come to be recognized as the eService infrastructure market. He has guided several company divisions during his tenure, developing 15 years of expertise in product development, user interface design, and software sales and marketing. Jim is widely sought as an eService business speaker, and finds time to mentor the local high-tech industry and the community at large through generous volunteer efforts.

        Christopher B. Rechtsteiner, joined the company in November 1997 as VP of Business Development & Strategic Planning. Mr. Rechtsteiner is responsible for strategic planning and development of the Mustang Message Center product line. In November 1998, Mr. Rechtsteiner was promoted to Executive VP and made responsible for overseeing the company's sales, strategic planning and business development efforts. From January to October of 1997, Mr. Rechtsteiner served as Senior Manager, Market Research & Business Development for the Electronic Commerce Division of Rockwell International. From October 1993 to January 1997, Mr. Rechtsteiner served as Manager, Market Research for Network Services, and Manager, Business Analysis for Product Management, at Ameritech.

        C. Scott Hunter joined the Company in June 1988 and has served as the Company's Vice President Engineering since August 1991 and became Chief Technical Officer in April 1996. He is responsible for the coordination of new products under development as well as normal software maintenance. Mr. Hunter is the lead architect of the Mustang Message Center, overseeing all platform architecture design and development efforts. Mr. Hunter has more than 12 years of experience in Internet technologies including real-time and threaded messaging, TCP/IP client/server development, HTTP server design and development and database architecture design. Mr. Hunter obtained a B.S. in Computer Science with a minor in Economics from California State University at Bakersfield in 1996.

        Donald M. Leonard has served as the Company's Vice President of Finance and Chief Financial Officer since June 1993. Mr. Leonard is responsible for the Company's financial matters and tax strategies, and was instrumental in the Company's successful initial public offering. Mr. Leonard is responsible for the SEC filings, litigation matters and internal database systems of the Company. Prior to Mustang, Mr. Leonard had 9 years experience in public accounting working in audit and tax departments and also supervised the firm's computer operations. Mr. Leonard obtained a BS in Accounting at California State University in Bakersfield in 1987 and is a Certified Public Accountant.

        Daniel C. Cooper joined the Company in 1997 and has served the Company in various capacities. He currently serves as Vice President Marketing. In June 1998, Mr. Cooper left Mustang.com and worked as the Marketing Director for Equinox Systems. While there, he implemented its new national advertising campaign and marketing collateral material. He returned to Mustang.com in January of 2000 and is currently in charge of building the Company's new strategic marketing team. Mr. Cooper has a creative marketing and advertising communications background and has successfully built several in-house creative teams for companies such as TechLink, American Hydro-Surgical and Interim Services. Mr. Cooper is responsible for promoting the new brand and corporate identity awareness through national and local advertising, including radio, billboards, print and promotional collateral materials. From November of 1994 until joining Mustang, Mr Cooper was employed by TechLink, a remote access solutions provider, web hosting, paging and design company. He was responsible for creating their entire corporate identity package and built the creative marketing and advertising teams for both product distribution and Internet Service divisions.

        David Richter has served as the Company's Vice President, Sales since June 1999. Mr. Richter has more than 20 years of high-end solutions-based sales experience and is responsible for worldwide strategic sales operations. From September 1996 until joining Mustang, Mr. Richter served as head of the Litigation Services Division for Engineering Animation Inc., a leading engineering consulting firm specializing in 3D multimedia visualization and software tools for a variety of markets. While at EAI, Mr. Richter was responsible for the development and growth of EAI's worldwide technical solution sales and services organization. [Trace back employment his to at least January 1, 1995] Mr. Richter has also held senior management positions at AT&T, including Sales Director, where he managed a segment of their electronic commerce and data networking businesses. His experience also includes more than a decade of senior management, sales and consulting experience with LEXIS-NEXIS.

        Stanley A. Hirschman, became a director of the Company upon completion of the Company's initial public offering in April 1995 and became Chairman of the Board in April 1999. He is also a director of Datametrics Corporation and Retail Highway.com. Mr. Hirschman is President of Cpointe Associates, Inc., an executive management and consulting firm specializing in solutions for emerging companies with technology-based products. Mr. Hirschman was Vice President Operations, Software Etc., Inc. from 1989 until 1996. Prior to that he held senior management positions with T.J. Maxx, Gap Stores and Banana Republic. He is active in community affairs and serves on the Dallas Advisory Board of the Salvation Army Adult Rehabilitation Centers.

        Michael S. Noling became a director of the Company in May 1995, is the Chairman of the Audit Committee and became the Company's Secretary in November 1996. In October 1998, Mr. Noling joined the Board and was elected Board Chair of Motion Engineering, Inc., a privately held Santa Barbara company. MEI is a leading supplier of PC-based motion control software and circuit boards that control electric motors in precision machinery. Mr. Noling has served as Chair of the Board of Centric Software, Inc., a privately held Los Gatos company since December 1995. CSI designs and markets virtual product development management software for driving product innovation. He also chairs the CSI Compensation and Audit Committees. Since December 1996, Mr. Noling has served on the board of directors of Transoft Technologies Corporation, a privately held Santa Barbara company and leading supplier of Fibre Channel Storage Area Network (SAN) software and systems for the visual computing and enterprise networking markets. Mr. Noling chairs the Audit Committee and is Secretary of the company. Mr. Noling joined Wavefront Technologies as President and Chief Executive Officer in September 1993 and was a member of the Board of Directors. During the next two years Wavefront acquired a French software company, TDI, and completed an IPO and subsequent secondary stock offering, trading on Nasdaq as WAVE. In June 1995, Silicon Graphics completed the acquisition of Wavefront Technologies and Alias Research to form a combined software company, Alias/Wavefront. Mr. Noling served as a consultant to the new company until December 1996. Previously, Mr. Noling was Executive Vice President and Chief Financial Officer for Applied Magnetics Corporation, a global high technology computer component supplier listed on the New York Stock Exchange. Prior to joining Applied Magnetics Corporation in March 1991, Mr. Noling was a managing partner with Andersen Consulting, where he had extensive experience in key operating and financial positions. Andersen Consulting is one of the world's leading systems integration and software firms, and is a business unit of Arthur Andersen Worldwide. Mr. Noling served as a White House Fellow for one year in the U.S. Office of Management and Budget
(OMB). He received a BS in Engineering and an MBA from the University of Wisconsin, Madison. Mr. Noling holds a CPA certificate. He is a founding member and a past President and Board member of the Santa Barbara Region Economic Community Project. The ECP is focused on resolving South Coast regional issues and on increasing the economic vitality and quality of life in Santa Barbara through retention and growth of core high technology businesses. Mr. Noling is a Board member and is the past President of the Santa Barbara Region Chamber of Commerce and a member of the United Way Board.

        Anthony P. Mazzarella, a director of the Company since April 1999, has served as an Executive Vice President, Chief Financial Officer and a director of iMALL, Inc. since January 1998. Mr. Mazzarella was formerly Managing Director of Geller & Friend Capital Partners, Inc., a merchant-banking firm. From 1991 to 1995, he was Executive Vice President of Drake Capital Securities, Inc., a California-based investment-banking firm. From 1987 to 1991, Mr. Mazzarella served as vice president of The Davis Companies, Marvin Davis' private holding company, and was responsible for corporate finance and acquisition activities. Mr. Mazzarella has also held management positions at Twentieth Century Fox Film Corporation, United Airlines and Deloitte & Touche, and worked as a flight-controls engineer with The Boeing Company. Mr. Mazzarella holds a BA in Physics from Pomona College and an MBA from the Harvard Business School.

        Phillip E. Pearce has been a director of the Company since April 1999. Prior to 1988,Mr. Pearce was Senior Vice President and a director of E .F. Hutton, Chairman of the Board of Governors of the National Association of Securities Dealers, a Governor of the New York Stock Exchange and a member of the Advisory Council to the United States Securities and Exchange Commission on the Institutional Study of the Stock Markets. Mr. Pearce also is a director of Xybernaut Corporation, a publicly held developer and marketer of mobile computer systems and StarBase Corporation, a publicly held software development company. Mr. Pearce is a graduate of the University of South Carolina (B.A. 1953) and attended the Wharton School of Investment Banking at the University of Pennsylvania.

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

        The Company believes, based solely on a review of the copies of such reports furnished to the Company, that each report required of the Company's executive officers, directors and 10% or greater shareholders was duly and timely filed during the year ended December 31, 1999.

ITEM 10. EXECUTIVE COMPENSATION

        The following table sets forth all compensation paid by the Company during 1997, 1998 and 1999 to its Chief Executive Officer and its other executive officers whose annual salary and bonus were in excess of $100,000 during 1999 (the "Named Executives"):

                                         Annual Compensation                Long term Compensation
                                 -----------------------------------    -------------------------------
                                                                        Securities
                                                                        Underlying        All Other
Name and Principal Positions     Year    Salary    Bonus(1)   Other     Options(#)(2)   Compensation(3)
----------------------------     ----   --------   --------   -----     -------------   ---------------
James A. Harrer                  1999   $185,650     (4)        $0         100,000          $9,475
President and CEO                1998   $158,100     $0         $0         100,000          $8,388
                                 1997   $144,550     $0         $0               0          $9,416

Christopher B. Rechtsteiner      1999   $120,933     $0         $0          50,000          $4,344
Executive Vice President         1998   $ 97,050     $0         $0               0          $1,305
                                 1997   $  9,871     $0         $0          75,000          $    0

C. Scott Hunter                  1999   $127,396     (5)        $0          40,000          $1,899
Vice President of Engineering    1998   $112,500     $0         $0          40,000          $1,612
                                 1997   $108,450     $0         $0          66,500(6)       $1,630

----------

(1) Includes a cash contribution by the Company to a 401(k) profit sharing plan paid in 1997, 1998 and 1999 on behalf of such officer for 1996, 1997 and 1998, respectively.

(2) Consists of shares of Common Stock issuable upon exercise of options granted under Mustang's 1994 Incentive and Nonstatutory Stock Option Plan (the "Stock Option Plan"). Options vest over 36 months, commencing from the date of grant, subject to the provisions of the employment agreement with the named executive officer.

(3)  Consists of life and health insurance premiums paid by the Company.

(4) Excludes an extraordinary bonus of $50,000 paid to Mr. Harrer in January 2000 for services in 1999.

(5) Excludes an extraordinary bonus of $20,000 paid to Mr. Hunter in January 2000 for services in 1999.

(6) Consists of repriced options granted under Mustang's Stock Option Plan that were issued in replacement of all earlier options granted to Mr. Hunter under the Stock Option Plan. The Options vest at their original vesting schedules, except that no options (including vested options) were exercisable earlier than one year from the date of the grant of the repriced options.

        Effective December 1, 1999, the Company entered into employment agreements with Messrs. Harrer, Rechtsteiner and Hunter and one other executive officer. Each of the agreements is for a one-year term and automatically renews for succeeding one year terms unless either the Company or the employee provides the other with a notice of non-renewal at least 30 days prior to the expiration of the then current term. The agreements are terminable by either party with or without cause upon the expiration of 30 days' notice of termination. Upon a termination by the Company without cause or by the employee for good reason (which includes because of a change of control of the Company), the employee is entitled to compensation equal to nine months' salary and continued health benefits for nine months and to immediately exercise any outstanding options to purchase the common stock of the Company (whether or not such options would otherwise be exercisable). These severance rights upon a change in control of the Company are limited to an aggregate amount of up to an amount that would not result in an "Excess Parachute Payment" to such employee within the meaning of the Internal Revenue Code. Upon a termination by the employee without good reason or by the Company with cause, the employee is entitled to compensation equal to four months' salary and continued health benefits for four months.

        The following table provides certain information regarding stock option grants made the Named Executives during 1999:

                        OPTION GRANTS IN LAST FISCAL YEAR


                                 Number of    Percent of
                                Securities   Total Options
                                Underlying    Granted to
                                 Options     Employees in   Exercise Price   Expiration
           Name                 Granted(#)       1999           ($/Sh)          Date
           ----                 ----------       ----           ------          ----
James A. Harrer                  100,000         22.5%          5.438         8/12/09

Christopher B. Rechtsteiner       50,000         11.2%          5.438         8/12/09

C. Scott Hunter                   40,000          9.0%          5.438         8/12/09

        The following table provides certain information concerning options exercised by the Named Executives during 1999 and the Named Executives' unexercised options at December 31, 1999:

            AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR AND
                              FY-END OPTION VALUES

                                                              Number of Shares Underlying          Value of Unexercised
                                                                 Unexercised Options at           In-the-Money Options at
                                  Shares                           December 31, 1999               December 31, 1999(1)
                                acquired on     Value              -----------------               --------------------
Name                            exercise(#)   realized(2)     Exercisable    Unexercisable     Exercisable    Unexercisable
----                            -----------   -----------     -----------    -------------     -----------    -------------
James A. Harrer                        0              0         58,333          141,667         $768,399       $1,637,861

Christopher B. Rechtsteiner       20,000       $107,000         35,556           69,444         $484,102       $  809,023

C. Scott Hunter                   55,000       $167,187         24,400           56,667         $332,630       $  655,142

----------

(1) Based on the difference between $15.625 (the closing price of the Common Stock on December 31, 1999 as reported on The Nasdaq SmallCap Market) and the applicable exercise prices.

(2) Based on the difference between the closing price of the Common Stock on date of exercise as reported on The Nasdaq SmallCap Market and the applicable exercise price.

Compensation of Directors

        The Company pays its outside directors $1,500 for each board meeting attended and reimburses them for reasonable expenses incurred in attending meetings. Non-employee directors are granted stock options to purchase 15,000 shares when they join the board and annually thereafter. Except for directors with less than a year of service, such options vest quarterly over two years, are exercisable for 10 years from the date of grant and the exercise price of such options is to be equal to the fair market value of the Common Stock on the date of the grant. The terms of stock options granted to new directors are the same except that such options vest quarterly beginning on the first anniversary of the respective date of joining the board. In the event of a change in control of the Company, options granted to the board to purchase the common stock of the Company become immediately exercisable (whether or not such options would otherwise be exercisable).

        In January 1999, the Board granted to each of Messrs. Hirschman and Noling 10-year options to purchase 15,000 shares of Common Stock. The options vest quarterly over two years from their respective anniversary dates of joining the board of directors and the exercise price is $2.75 per share, the market price of the Common Stock on the date of grant. Effective on April 6, 1999, the date they joined the Board, the Board granted to each of Messrs. Greenbaum, Mazzarella and Pearce 10-year options to purchase 15,000 shares of Common Stock. The options vest quarterly over two years beginning on April 6, 2000 and the exercise price is $7.46875 per share, the market price of the Common Stock on the date of grant. In January 2000, each outside director was granted options to purchase 15,000 shares of Common Stock. These options are exercisable in equal quarterly installments over two years from the directors' respective anniversary dates of becoming a director and the exercise price is $13.00 per share, the market price on the date of grant.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The following table sets forth as of March 13, 2000 information regarding the beneficial ownership of the Company's Common Stock by (i) each person known by the Company to be the beneficial owner of more than five percent of the outstanding shares of Common Stock, (ii) each of the directors of the Company beneficially owning Common Stock, (iii) each of the Named Executives listed in the Summary Compensation Table in Item 10, and (iv) the executive officers and directors of the Company as a group.

                                                           COMMON STOCK
                                                       BENEFICIALLY OWNED(1)
                                                      ----------------------
NAME OF BENEFICIAL OWNER OR IDENTITY OF GROUP         NUMBER         PERCENT
---------------------------------------------         ------         -------
James A. Harrer                                       725,778         11.7%
Christopher B. Rechtsteiner                            39,721             *
C. Scott Hunter                                        34,811             *
Stanley A. Hirschman                                   53,250             *
Michael S. Noling                                      33,334             *
Anthony P. Mazzarella                                   9,375             *
Phillip E. Pearce                                       9,375             *
Austin W. Marxe and David M. Greenhouse(2)            500,427          7.9%
All executive officers and directors
 as a group (10) persons                              956,358         14.9%

----------
* Less than 1%.

(1) Includes any shares purchasable upon exercise of options or warrants exercisable within 60 days of March 13, 2000, but does not give effect to any change of control provisions in options that may become applicable as a result of the successful consummation of the merger with Quintus Corporation.

(2) Information concerning beneficial ownership by Messrs. Marxe and Greenhouse is based on an Amendment No. 1 to Schedule 13G dated March 1, 2000 filed on their behalf (among others) with the Securities and Exchange Commission on March 2, 2000.

ITEM 12.  RELATIONSHIPS AND  RELATED TRANSACTIONS

        The Company leased its executive offices and sales, marketing and production facilities from James A. Harrer, and the Company's President and Chief Executive Officer and a former officer and director of the Company pursuant to a lease that commenced on December 1, 1993 and expired on November 30, 1998. From December 1998 through January 2000, the Company occupied the premises on a month-to-month basis, paying monthly rent of $13,458. In February 2000 the Company entered into an Addendum to the original lease agreement to extend that lease through January 2005 on the same terms except for a 4% cost of living adjustment. The Company believes that this lease is on terms no less favorable than those that could have been obtained from an unaffiliated third party are, and that the rent is comparable to that for similar facilities in the area. Messrs. Harrer and the third party incurred debt in the aggregate amount of $822,000, following two loans in the respective original principal amounts of $450,000 and $372,000, to purchase said facilities. Monthly payments of Messrs. Harrer and the third party under these two loans equal approximately $4,500 and $2,900, respectively. The Company has guaranteed all of this debt and has subordinated its leasehold interest in the facilities to the lenders. In addition, in the event of a default by Mr. Harrer and the third party under the loan agreement covering $372,000 of this debt, the lender thereunder may exercise an assignment from Mr. Harrer and the third party of their interest as landlord in a contingent 20-year lease, previously signed by the Company as tenant, for such facilities. In that event, this contingent lease provides for a monthly rent of $6,200, would supersede the current lease, and would obligate the Company to pay such rent through November 2013.

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

        (a) Exhibits

Exhibit No.      Description
-----------      -----------
3.1.1            Amended and Restated Articles of Incorporation of the Company
                 (incorporated by reference to Exhibit 2.1 of the Company's
                 Registration Statement on Form SB-2 (file no. 89900-LA)).

3.1.2 Certificate of Determination of Mustang Software, Inc. relating to the authorization and determination of the Series A
                 Convertible Preferred Stock (incorporated by reference to
                 Exhibit 4.3 of the Company's Registration Statement of Form S-3
                 (file no. 333-66663) filed November 2, 1998).

3.2              Certificate of Ownership of Mustang.com, Inc. into Mustang
                 Software, Inc. (incorporated by reference to Exhibit 4 of the Company's Current Report on Form 8-K filed October 12, 1999).

3.3 Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 2.2 of the Company's Registration
                 Statement on Form SB-2 (file no. 89900-LA)).

4.1              Form of Common Stock Certificate (incorporated by reference to
                 Exhibit 4 .1 of the Company's Registration Statement on Form
                 SB-2 (file no. 89900-LA)).

10.2 Form of Indemnification Agreement (incorporated by reference to corresponding Exhibit of the Company's Registration Statement on Form SB-2 (file no. 89900-LA).

10.3 Office Lease, dated December 1, 1993, regarding the Company's offices in Bakersfield, California, between the Company and James A. Harrer and Richard J. Heming (incorporated by reference to corresponding Exhibit of the Company's
                 Registration Statement on Form SB-2 (file no. 89900-LA).

10.3.1           Lease Addendum

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

Exhibit No.      Description
-----------      -----------
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

10.23 Securities Purchase Agreement dated as of March 31, 1999 between the Company and Settondown Capital International
                 Limited and the other investors named therein (incorporated by reference to Exhibit 10.1 of the Company's Current Report on 10-Q filed May 17, 1999).

Exhibit No.      Description
-----------      -----------
10.24            Registration Rights Agreement dated as of March 31, 1999
                 between the Company and Settondown Capital International
                 Limited and the other investors named therein(incorporated by reference to Exhibit 10.2 of the Company's Current Report on
                 10-Q filed May 17, 1999).

10.25 Form of Stock Purchase Warrant issued in the March 31, 1999 financing (incorporated by reference to Exhibit 10.3 of the Company's Current Report on 10-Q filed May 17, 1999).

10.26            1994 Incentive Stock Option Plan and Nonstatutory Stock Option
                 Plan, as amended (incorporated by reference to Exhibit A included with Registrant's Definitive Proxy Statement filed with the Commission on May 11, 1999).

10.27            Form of Stock Option Agreement under the 1994 Incentive Stock
                 Option Plan and Nonstatutory Stock Option Plan (incorporated by reference to Exhibit 4.2 included with Registrant's
                 Registration Statement on Form S-8 (file No. 333-07269) filed with the Commission on June 28, 1996).

10.28 Securities Purchase Agreement dated as of October 11, 1999 between the Company and the purchasers set forth on the execution pages thereof (incorporated by reference to Exhibit
                 4.2 included with Registrant's Registration Statement on Form
                 S-3 filed with the Commission on November 12, 1999).

10.29 Registration Rights Agreement dated as of October 14, 1999 between the Company and the investors named therein
                 (incorporated by reference to Exhibit 4.3 included in Registrant's Registration Statement on Form S-3 filed with
                 Commission on November 12, 1999).

10.30 Form of Common Stock Purchase Warrant issued to the investors named in Exhibit 10.28 (incorporated by reference to Exhibit
                 4.4 included with Registrant's Registration Statement on Form
                 S-3 filed with the Commission on November 12, 1999).

10.31            Form of Warrant #1 issued to First Security Van Kasper
                 (incorporated by reference to Exhibit 4.5 included with Registrant's Registration Statement on Form S-3 filed with the
                 Commission on November 12, 1999).

10.32            Form of Warrant #2 issued to First Security Van Kasper
                 (incorporated by reference to Exhibit 4.6 included with Registrant's Registration Statement on Form S-3 filed with the
                 Commission on November 12, 1999).

10.33 Employment Agreement dated December 1, 1999 between the Company and James A. Harrer.

10.34 Employment Agreement dated December 1, 1999 between the Company and Christopher B. Rechtsteiner.

10.35 Employment Agreement dated December 1, 1999 between the Company and C. Scott Hunter.

10.36 Employment Agreement dated December 1, 1999 between the Company and Donald M. Leonard.

10.37 Agreement and Plan Of Merger Dated as of February 25, 2000, between Mustang.Com, Inc. and Quintus Corporation (incorporated by reference to Annex A of the Company's Preliminary Proxy
                 Statement filed as part of the Registration Statement on Form
                 S-4 of Quintus Corporation on March 28, 2000).

22 Consent of Arthur Andersen to incorporation by reference of their report on 1999 Financial Statements into the Company's
                 Registration Statements.

24.1             Power of Attorney (contained on Signature Page)

27.              Financial Data Schedule

        (b) Reports on Form 8-K. No report on Form 8-K was filed during the last quarter of the period covered by this Report.

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Bakersfield, State of California, on March 29, 2000


                                        MUSTANG SOFTWARE, INC.



                                        By  /s/ James A. Harrer
                                          --------------------------------------
                                            James A. Harrer, President and
                                               Chief Executive Officer


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

Signature                                           Title                       Date
---------                                           -----                       ----
        /s/ James A. Harrer               President and Chief               March 29, 2000
        -------------------------         Executive Officer (Principal
        James A. Harrer                   Executive Officer) and a
                                          Director

        /s/ Donald M. Leonard             Vice President Finance,           March 29, 2000
        -------------------------         Chief Financial Officer
        Donald M. Leonard                 (Principal Financial and
                                          Accounting Officer)

        /s/ Stanley A. Hirschman          Chairman of the Board of          March 29, 2000
        -------------------------         Directors
        Stanley A. Hirschman

        /s/ Michael S. Noling             Director                          March 29, 2000
        -------------------------
        Michael S. Noling

        /s/ Anthony P. Mazzarella         Director                          March 29, 2000
        -------------------------
        Anthony P. Mazzarella

        /s/ Phillip E. Pearce             Director                          March 29, 2000
        -------------------------
        Phillip E. Pearce
