Form 10QSB
period 2000-03-31
MUSTANG COM INC /CA/
filed 2000-05-15
CIK 940986

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  Form 10-QSB



(Mark One)

  X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended March 31, 2000.
OR
      Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

   As of May 8,2000 there were 6,768,136 shares of the Registrant's common stock outstanding.











==============================================================================

                          MUSTANG SOFTWARE, INC.

                                  FORM 10-QSB

                                     INDEX


                                                                           Page


PART I.   Financial Information:

Balance Sheets as of March 31, 2000 and December 31, 1999                     3

Statements of Operations for the three months ended March 31, 2000 and
1999                                                                          4

Statements of Cash Flows for the three months ended March 31, 2000 and
1999                                                                          5

Notes to Financial Statements                                                 6

Management's Discussion and Analysis of Financial Condition and Results of
Operations                                                                    7

PART II.   Other Information:

Item 5 Other Information                                                     16

Item 6. Exhibits and Reports on Form 8-K                                     17

Signatures                                                                   18



















==============================================================================

                          MUSTANG SOFTWARE, INC.
                             BALANCE SHEETS

                                ASSETS

                                                       March 31,    December 31
                                                         2000           1999
Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                           $13,710,863  $ 8,847,602
   Accounts receivable, net of allowance for doubtful
    accounts of $170,000 and $170,000 at December 31,
    1999 and March 31, 2000 respectively                   893,656      693,739
   Inventories                                               9,168       13,373
   Other                                                      --          3,750
- ------------------------------------------------------------------------------
      Total current assets                              14,613,687    9,558,464
- ------------------------------------------------------------------------------
PROPERTY AND EQUIPMENT:

  Property and equipment                                 1,446,653    1,278,371
  Accumulated depreciation                                (708,516)    (650,293)
- ------------------------------------------------------------------------------
      Net property and equipment                           738,137      628,078
- ------------------------------------------------------------------------------
OTHER ASSETS:

  Other                                                    244,965        2,485
- ------------------------------------------------------------------------------
      Total other assets                                   244,965        2,485
- ------------------------------------------------------------------------------
                                                      $ 15,596,789  $10,189,027
= ==============================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                   $    551,183 $    492,942
   Current portion of capital lease                          9,111        9,111
   Accrued payroll and liabilities                         274,261      325,005
   Income Tax Payable                                       99,776       99,776
   Deferred revenue                                        315,000      250,000
- ------------------------------------------------------------------------------
      Total current liabilities                          1,249,331    1,176,834
- ------------------------------------------------------------------------------
CAPITAL LEASE OBLIGATION, net of current portion           249,442      251,636
- ------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
   Common stock, no par value:
      Authorized--30,000,000 shares
         Issued and outstanding-5,969,384 and 6,768,136
           shares at December 31,1999 and March 31,
           2000 respectively                            21,560,941   15,966,363
      Retained earnings                                 (7,462,925)  (7,205,806)
- ------------------------------------------------------------------------------
         Total shareholders' equity                     14,098,016    8,760,557
- ------------------------------------------------------------------------------
                                                      $ 15,596,789  $10,189,027
= ==============================================================================

The accompanying notes are an integral part of these financial statements.

                                 MUSTANG.COM, INC.
                             STATEMENTS OF OPERATIONS

                                                   Three Months Ended March 31,
                                                       2000             1999
REVENUE                                            $   1,409,988  $     772,982
COSTS OF REVENUE                                         126,473         48,561
- ------------------------------------------------------------------------------
Gross profit                                           1,283,515        724,421
- ------------------------------------------------------------------------------
OPERATING EXPENSES:
   Research and development                              370,586        129,520
   Selling and marketing                                 629,324        251,629
   General and administrative                            672,076        347,321
- ------------------------------------------------------------------------------

      Total operating expenses                         1,671,986        728,470
- ------------------------------------------------------------------------------

   Income(loss)from operations                          (388,471)        (4,049)
- ------------------------------------------------------------------------------
OTHER INCOME (EXPENSE):
   Interest expense                                       (6,407)        (6,611)
   Interest income                                       150,353         20,959
- ------------------------------------------------------------------------------
      Total other income (exp).                          143,946         14,348
- ------------------------------------------------------------------------------

Income (loss) before
   provision for income taxes                           (244,525)        10,299

PROVISION (BENEFIT)
   FOR INCOME TAXES                                           --             --
- ------------------------------------------------------------------------------

NET INCOME (LOSS)                                  $    (244,525) $      10,299
= ==============================================================================

NET INCOME (LOSS)
   PER COMMON SHARE - Basic                        $       (0.04) $        0.00
= ==============================================================================

NET INCOME (LOSS)
   PER COMMON SHARE - Diluted                      $       (0.04) $        0.00
= ==============================================================================

WEIGHTED AVERAGE NUMBER
   OF SHARES OUTSTANDING - Basic                        6,314,858     4,145,314
= ==============================================================================

WEIGHTED AVERAGE NUMBER
   OF SHARES OUTSTANDING - Diluted                      6,314,858     4,984,299
= ==============================================================================

The accompanying notes are an integral part of these financial statements.



                               MUSTANG.COM, INC.
                            STATEMENTS OF CASH FLOWS


                                                  Three Months Ended March 31,
                                                         2000         1999

CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income(loss)                               $  (244,525)   $    10,299
   Adjustments to reconcile net income to net cash
       provided by operating activities:
      Depreciation and amortization                    57,734         43,549
      Net changes in assets and liabilities          (389,218)        17,055
- ------------------------------------------------------------------------------
        Net cash provided (used) by operating
        Activities                                   (576,009)        70,903
- ------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITES:
   Purchase of property and equipment                (153,114)        (4,670)
- ------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuance of stock              5,594,578        302,500
   Payments on capital lease obligation                (2,194)        (1,989)
- ------------------------------------------------------------------------------
        Net Cash provided (used) by financing
        Activities                                  5,592,384        300,511
- ------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH                     4,863,261        366,744

CASH BALANCE, beginning of period                   8,847,602      1,849,700
- ------------------------------------------------------------------------------
CASH BALANCE, end of period                       $13,710,863    $ 2,216,444
= ==============================================================================
SUPPLEMENTAL DISCLOSURES:
   Interest paid                                        6,407          6,611
   Taxes paid                                              --             --


   The accompanying notes are an integral part of these financial statements.

===============================================================================

                                  MUSTANG.COM, INC.
                           NOTES TO FINANCIAL STATEMENTS

Note 1. Accounting Policies

   The accompanying unaudited Condensed Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have either been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations and cash flows for the periods presented are not necessarily indicative of the results that may be expected for the full fiscal year. For further information, refer to the financial statements and notes thereto for the year ended December 31, 1999, included in the 1999 Form 10KSB.

   The condensed Balance Sheet at December 31, 1999 has been taken from the audited financial statements at that date and condensed.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      In addition to the comments that follow, further information can be obtained by referring to the management's discussion and analysis of financial condition and results of operations section included in the Form 10KSB of Mustang.com, Inc. Mustang" or the "Company"), filed for the year ended December 31, 1999.

Results of Operations:

Three Months Ended March 31, 2000 and 1999

   Revenues for the three months ended March 31, 2000  were $1,409,988
, an increase of 637,006 or 82.4% over revenues for the same period in 1999. As a percentage of revenues by product category for the first quarter 2000 vs. 1999 showed the QmodemPro line at 1% and 4% and the Company's Internet directed product line consisting of Mustang Message Center ("MMC"), ListCaster and FileCenter, at 99% and 96%, respectively.

   Gross profit for the quarter increased from $724,421 in 1999 to $1,283,515 in 2000 , and decreased as a percentage of revenues from 93.7% in 1999 to 91.0% in 2000 . Gross profit percentage has averaged between 83-91 % over the last three calendar years. The Company does not expect the gross profit percentage to remain at the current level. As more turnkey solutions are sold through the Mustang Professional Services division, the Company expects the gross profit percentage to decrease.

   Research and development expenses increased $241,066 in the first quarter of 2000 from 1999 , and increased as a percentage of revenues from 16.8% in 1999 to 26.3% in 2000 . Research and development is concentrated in Windows NT and Windows 95/98 and directly targets the expanded use of international networks, including the Internet. The Company has devoted and is devoting a substantial portion of its research and development resources to the Windows 95/98 and Windows NT environments and now offers a suite of Web server and Internet/intranet utility applications for Windows 95/98 and Windows NT environments. The headcount in this department increased from 6 at March 31, 1999 to 13 at March 31, 2000 . The headcount accounted for the majority of the increase in absolute dollars.

   Selling and marketing expenses for the quarter were $629,324 , an increase of $ $377,695 over the same quarter the previous year, and they increased as a percentage of revenues from 32.6% in first quarter of 1999 to 44.6% in the three months ended March 31, 2000 . The increase in expenses was due primarily to an increase in the sales and marketing staff.

   General and administrative expenses increased for the quarter compared to the previous year, from $347,321 in 1999 to $672,076 in 2000, and increased as a percentage of revenues, from 44.9% in 1999 to

47.7% in 2000 . Expenses remained consistent as a percent of revenues for the current quarter compared to the same quarter last year. Increase in headcount was the major contributor to the increase in actual dollars.

Liquidity and Capital Resources

   Cash and cash equivalents balance at March 31, 2000 were approximately $13,711,000 , an increase of approximately $ 4,863,000 from December 31, 1999 .

In October 1999, Mustang completed a private placement of its securities to accredited investors receiving proceeds, before offering expenses, of approximately $5,600,000. In the financing, Mustang issued 765,908 shares of its common stock at $7.3125 per share and warrants to purchase up to 574,431 shares of its Common Stock. The principal reasons for the increase in cash was the receipt of net proceeds aggregating approximately $8,850,000 from these 1999 equity financings and the exercise of outstanding warrants.

   Accounts receivable increased approximately $200,000 and Accounts payable increased approximately $58,000 in the first quarter of 2000 from the period ended December 31, 1999 . Accounts receivable average days to collect for the quarter ended March 31, 1999 and 2000 were 59 and 42 days, respectively. Average days to collect in 1999 was 45 days. Management's goal is to maintain receivable collection days at or below 50 for 2000 . Inventory levels have decreased approximately 4,200 at March 31, 2000 from December 31, 1999 .


Certain Risk Factors That Could Affect Future Results

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

   Variability of Operating Results; Lengthy Sales Cycle. Mustang's expense levels are based, in part, on its expectations as to future revenues and are not expected to decrease, at least in the short term. In fact Mustang expects expenses to increase from those incurred during the first quarter of 1999 as implements a strategy to add sales and support personnel in an effort to grow revenues. Further, Mustang may from time to time be forced by the competitive environment in which it competes to make tactical or strategic decisions that disrupt or reduce anticipated revenues. Moreover, during 1998, which was the first year that the Company achieved material revenues from MMC and its other Internet-directed products introduced during 1997, the Company observed a trend that a disproportionate percentage of the Company's net sales were generated during the last month of a quarter. As a result, a shortfall in sales in any quarter as compared to expectations may not be identifiable until the end of a quarter. Mustang may not be able to adjust its spending plan in a timely manner to compensate for any future revenue shortfall. Any significant shortfall in sales in relation to the Company's revenue expectations would have a material adverse impact on the Company's business, results of operations, financial condition and prospects.

   The purchase of the Enterprise Edition of MMC, the Company's core product, involves a significant commitment of customers' personnel and other resources. Furthermore, the cost of the software is typically only a small portion of the related hardware, development, training and integration costs associated with implementing a complete e-mail management solution. For these and other reasons, the sales cycle associated with the purchase of MMC is typically complex, lengthy and subject to a number of significant risks. Such risks include changes in customers' budgetary constraints and approval at senior levels of customers' organizations, over which the Company has no control. The Company's sales cycle can range from four to six months or more and varies substantially from customer to customer. Because of the lengthy sales cycle and the dependence of the Company's quarterly revenues upon a relatively small number of orders that represent large dollar amounts, the loss or delay of a single order could have a material adverse effect on the Company's business, financial condition and results of operations.

Uncertainty of Market for E-mail Management Software and Dependence upon MMC. Prior to 1998, most of the Company's revenues were derived from its Wildcat! WinServer and BBS software. Beginning in the second quarter of 1997 and continuing throughout the year, Mustang changed its focus and launched new products designed to facilitate interaction on the Internet's World Wide Web. Mustang released the Business Edition of MMC in September 1997 and its core product, the Enterprise Edition, in February 1998. The future of the Company is dependent upon the acceptance by the market of MMC and Mustang's ability to market this e-mail management solution and related services successfully. MMC accounted for over 50 percent of the Company's net sales during 1998, but Mustang has only limited operating history with respect to this product. As a result, as well as the recent emergence of the commercial e-mail management market, the Company has neither internal nor industry-based historical financial data for a significant period upon which to project revenues or base planned operating expenses. Future operating results will depend on a variety of factors, including Mustang's ability to maintain or increase market demand for MMC and its other products and services, usage and acceptance of the Internet the introduction and acceptance of new, enhanced or alternative products or services by Mustang or its competitors. Other factors that could affect its operating results include Mustang's ability to anticipate and effectively adapt to a developing market and to rapidly changing technologies, general economic conditions, competition by existing and emerging competitors, software defects and other quality control problems and the mix of products and services sold.

   Undeveloped and Rapidly Changing Markets. The markets for Mustang's products and services are at a very early stage of development, are rapidly changing and are characterized by an increasing number of market entrants that have introduced or are developing competing products and services for use on the Internet and the World Wide Web. As is typical for a new and rapidly evolving industry, demand for and market acceptance of recently introduced products and services are subject to a high level of uncertainty and risk. Acceptance and usage of the MMC is dependent on continued growth in use of e-mail as a primary means of communications by businesses and consumers. Businesses that already have invested substantial resources in traditional or other methods of conducting business may be reluctant to adopt new commercial methodologies or strategies that may limit or compete with their existing businesses. Individuals with established patterns of purchasing goods and services may be reluctant to alter those patterns. Accordingly, it is not assured that sufficient demand for Mustang's products and services will develop to sustain Mustang's business.

   There can be no assurance that use of e-mail as a primary method of communication or commerce over the Internet will become widespread, that a substantial market for Mustang's products and services will emerge or that the MMC will be generally adopted. Mustang's business, financial condition and results of operations will be materially and adversely affected if the market fails to develop as expected or develops more slowly than expected. Similarly, Mustang's business, financial condition and results of operations will be materially and adversely affected if the Internet infrastructure is not adequately expanded or managed, or if Mustang's products and services do not achieve market acceptance by a significant number of businesses.

   Competition. The market for e-mail message management products and services is intensely competitive, and Mustang expects competition to increase significantly. There are no substantial barriers to entry into Mustang's business, and it expects established and new entities to enter the market for e-mail message management products and services in the near future. It is possible that a single supplier will dominate one or more market segments including e-mail management, customer service and call center automation. Furthermore, since there are many potential entrants to the field, it is extremely difficult to assess which companies are likely to offer competitive products and services in the future, and in some cases it is difficult to discern whether an existing product or service is competitive with the MMC.

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

PART II.   Other Information:


Item 5.  Other Information.

   On February 28, 2000 Mustang announced that it entered into an agreement with Quintus Corporation for Quintus to acquire registrant in a stock merger. Under the terms of the agreement, Quintus will exchange
0.793 shares of Quintus common stock for each outstanding share of the Company's common stock. All outstanding options and warrants to purchase registrant's common stock will also be assumed by Quintus, adjusted for the exchange ratio. Completion of the acquisition is subject to customary closing conditions, including approval of registrant's shareholders. The special shareholders meeting of the Company scheduled for May 11, 2000 to consider approving the acquisition has been adjourned until 10:00 a.m., local time, May 18, 2000, at the Rio Bravo Resort, 12000 Lake Ming Road, Bakersfield, California 93306.

Item 6.  Exhibits and Reports on Form 8-K

(b) Reports on Form 8-K

   Two reports on Form 8-K were filed during the quarter covered by this Report. These reports, reporting events occurring on February 10 and February 28, 2000, each reported matters under Item 5.

   SIGNATURES

   In accordance with the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


         Signature                Title                           Date


_/s/ James A. Harrer___
James  A. Harrer         President  and Chief Executive           May 15, 2000
                         Officer (Principal Executive
                         Officer)

_/s/ Donald M. Leonard_
Donald M. Leonard        Vice  President and  Chief               May 15, 2000
                         Financial Officer (Principal Financial
                         and  Accounting  Officer)